Form 10-Q
period 1995-03-31
JASON INC
filed 1995-05-09
CIK 813471

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                -----------------

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1995        COMMISSION FILE NUMBER 0-16059



                               JASON  INCORPORATED
             (Exact name of registrant as specified in its charter)


               WISCONSIN                            39-1756840
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


            411 E. WISCONSIN AVENUE, SUITE 2500, MILWAUKEE, WI  53202
                    (Address of principal executive offices)


                                 (414) 277-9300
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X            No ___


On March 31, 1995 there were outstanding 20,075,425 shares of the Registrant's $.10 par value common stock.


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------



                               JASON INCORPORATED

                                    FORM 10-Q

                                 MARCH 31, 1995

                                      INDEX


PART I.  FINANCIAL INFORMATION                                      PAGE NO.

Statements of Income for the Three Months
  Ended March 31, 1995 and April 1, 1994 ............................  3

Balance Sheets as at March 31, 1995 and
  December 30, 1994 .................................................  4

Statements of Cash Flows for the Three Months
   Ended March 31, 1995 and April 1, 1994 ...........................  5

Notes to Financial Statements ....................................... 6-8

Management's Discussion and Analysis of
  Results of Operations and Financial Condition ..................... 9-11


PART II.  OTHER INFORMATION

Item 1 Legal Proceedings ............................................  11

Item 2 Changes in Securities ........................................  11

Item 3 Defaults Upon Senior Securities ..............................  11

Item 4 Submission of Matters to a Vote of
          Security Holders ..........................................  11

Item 5 Other Information ............................................  11

Item 6 (a)  Exhibits ................................................  11

       (b)  Reports on Form 8-K .....................................  11

Signatures ..........................................................  12



                           JASON INCORPORATED
                          STATEMENTS OF INCOME
            (Dollars In Thousands, Except Earnings Per Share)
            -------------------------------------------------

                                                  For The Three Months Ended
                                                ------------------------------
                                                  March 31,          April 1,
                                                    1995               1994
                                                 ----------        ----------
                                                           (UNAUDITED)
                                                           -----------
  NET SALES                                        $108,666           $87,485

  COST OF SALES                                      84,754            67,794
                                                  ---------         ---------
    Gross Profit                                     23,912            19,691

  SELLING AND ADMINISTRATIVE EXPENSES                15,442            12,537
                                                  ---------         ---------
    Operating Income                                  8,470             7,154

  INTEREST EXPENSE                                    2,428             1,892

  OTHER (INCOME) EXPENSE                                162                18
                                                  ---------         ---------
    Income Before Income Taxes And
    Cumulative Effect Of Change In
    Accounting Principle                              5,880             5,244

  PROVISION FOR INCOME TAXES                          2,464             2,209
                                                  ---------         ---------
    Income Before Cumulative Effect Of
    Change In Accounting Principle                    3,416             3,035

    Cumulative Effect Of Change In
    Accounting Principle For
    Postemployment Benefits                            ---                212
                                                  ---------         ---------
    Net Income                                     $  3,416          $  2,823
                                                  =========         =========

  NET INCOME PER SHARE
  --------------------
    Income Before Cumulative
    Effect Of Change In Accounting
    Principle                                      $    .17          $    .15

    Cumulative Effect Of Change In
    Accounting Principle For
    Postemployment Benefits                            ---               (.01)
                                                  ---------         ----------

    NET INCOME PER SHARE                           $    .17          $    .14
                                                  =========         =========

  AVERAGE SHARES OUTSTANDING                     20,618,000        20,345,000
                                                 ==========        ==========


                           JASON INCORPORATED
                              BALANCE SHEET


                         (Dollars In Thousands)
                         ----------------------


                                                 March 31,       December 30,
                                                   1995              1994
                                               -------------     ------------
                                                (UNAUDITED)
                                                -----------
ASSETS
- - ------
Current Assets
  Cash                                           $    205          $  1,069
  Accounts Receivable                              53,261            48,791
  Inventories (Note 3)                             35,387            30,538
  Costs And Earnings In Excess Of
  Billings On Uncompleted Contracts                13,863             8,367
  Deferred Income Taxes                             5,520             7,494
  Other Current Assets                              5,805             6,224
                                                  -------           -------
    Total Current Assets                          114,041           102,483
                                                  -------           -------
Property, Plant and Equipment
  Cost                                            114,134           103,000
  Less Accumulated Depreciation                   (48,260)          (45,004)
                                                  --------          --------
    Net Property, Plant and Equipment              65,874            57,996
                                                  -------           -------
Intangible Assets                                  98,969            68,715
Other Assets                                        4,284             4,347
                                                  -------           -------
                                                 $283,168          $233,541
                                                  =======           =======

LIABILITIES & SHAREHOLDERS' EQUITY
- - ----------------------------------
Current Liabilities
  Current Portion of Long Term Debt              $  3,540          $  3,840
  Accounts Payable                                 29,166            22,753
  Accrued Compensation & Employee Benefits         11,248            11,830
  Accrued Warranty                                  5,253             5,367
  Accrued Interest                                  2,199             1,122
  Accrued Income Taxes                                 26               311
  Other Current Liabilities                         7,916             7,916
  Billings In Excess Of Costs And
  Earnings On Uncompleted Contracts                14,912            14,208
                                                  -------           -------
    Total Current Liabilities                      74,260            67,347

  Revolving Loan                                   47,315            27,035
  Other Long Term Debt                             66,324            49,387
  Deferred Income Taxes                             9,765             7,979
  Other Long Term Liabilities                       1,792             1,653
  Postemployment & Postretirement Health
  And Other Benefits (Note 4)                       5,782             5,769
                                                  -------           -------
    Total Liabilities                             205,238           159,170
                                                  -------           -------

 Commitments and Contingencies                      ---               ---

SHAREHOLDERS' EQUITY
- - --------------------
Common Shares & Additional
 Contributed Capital                               34,255            34,255
Retained Earnings                                  43,642            40,226
Foreign Currency Translation Adjustment                33              (110)
                                                  -------           --------
    Total Shareholders' Equity                     77,930            74,371
                                                  -------           -------
                                                 $283,168          $233,541
                                                  =======           =======



                                               JASON INCORPORATED
                                            STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)
                                             ----------------------


                                                               For The Three Months Ended
                                                               --------------------------
                                                                 March 31,       April 1,
                                                                   1995            1994
                                                                ----------     ----------
                                                                       (UNAUDITED)
                                                                       -----------
       CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income                                               $ 3,416        $ 2,823
         Adjustments To Reconcile Net Income To Net Cash
          Provided By Operating Activities:
           Cumulative Effect Of Change In Accounting Principle                       212
           Depreciation                                             3,299          2,603
           Amortization                                             1,520          1,217
           Deferred Income Taxes                                    1,786          1,375
          Increase (Decrease) In Cash, Excluding Effects Of
          Acquisitions, Due To Changes In:
           Accounts Receivable                                       (731)         6,320
           Inventories                                               (350)        (1,280)
           Cost And Earnings In Excess Of Billings
           On Contracts                                            (5,496)           542
           Other Current Assets                                     2,618            592
           Other Assets                                             1,182           (290)
           Accounts Payable                                         4,616         (2,845)
           Accrued Compensation & Employee Benefits                (1,802)           336
           Accrued Interest                                         1,077          1,108
           Accrued Income Taxes                                      (285)          (449)
           Billings In Excess Of Costs And Earnings
           On Uncompleted Contracts                                   704          2,399
           Other Liabilities                                         (469)          (322)
                                                                  --------       --------
             Total Adjustments                                      7,669         11,518
                                                                  --------       --------
       Net Cash Provided By Operations                             11,085         14,341
                                                                  --------       --------
       CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition Of Net Assets                                (45,123)       (25,891)
         Acquisition Of Property, Plant And Equipment              (3,612)        (3,650)
         Disposal Of Property, Plant And Equipment - Net               13
         Other Net                                                    143              5
                                                                  --------       --------
       Net Cash Used For Investing Activities                     (48,579)       (29,536)
                                                                  --------       --------
       Net Cash Provided (Used) Before Financing Activities       (37,494)       (15,195)
                                                                  --------       --------
       CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds From Revolving Loan                              59,953         42,986
         Repayments Of Revolving Loan                             (39,673)       (43,487)
         Proceeds From Convertible Notes                           17,057
         Repayments Of Other Long-Term Debt                          (707)          (211)
         Issuance Of Common Stock Net                                             14,923
                                                                  --------       --------
       Net Cash Provided By (Used For) Financing Activities        36,630         14,211
                                                                  --------       --------
       Net Increase (Decrease) In Cash                               (864)          (984)
         Cash Beginning Of Period                                   1,069          1,037
                                                                  --------       --------
         Cash End Of Period                                       $   205        $    53
                                                                  ========       ========
       Cash Paid During The Period For:

         Interest                                                   1,355            765
         Income Taxes                                                 963          1,089




                               JASON INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The Company operates in three primary business segments: power generation products, motor vehicle products, and industrial products. Power generation products include the design and manufacture of silencing equipment, waste heat recovery boilers, and other auxiliary equipment for the gas turbine and other industries and the design and fabrication of electromagnetic shielding products for medical and other electronic equipment applications. Motor vehicle products include the manufacture and marketing of nonwoven needled fiber insulation, mastic insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compound used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

The financial statements at March 31, 1995 and April 1, 1994 and for the three month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the first quarters of 1995 and 1994 amounted to 20,618,000 and 20,345,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.


NOTE 2 - ACQUISITIONS

On January 3, 1995, the Company completed the acquisition of Milsco Manufacturing company for $45.3 million, including acquisition costs. Milsco is a designer and manufacturer of seating for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment.

On January 31, 1994 the Company acquired the stock and business of DLTK, Inc. ("Deltak") for approximately $30.3 million, including acquisition costs. Deltak is a manufacturer of heat recovery steam generators and specialty boilers serving the power generation market.

The aforementioned acquisitions have been accounted for using the purchase method and, as such, their operating results have been included in the Company's financial statements since their respective acquisition dates. The unaudited information shown below presents, on a pro forma basis, the consolidated results of the Company's operations for the three months ended March 31, 1995 and April 1, 1994 as though the purchases were made as of the beginning of the period. The unaudited pro forma information assumed that the acquisitions were accounted for using the purchase method; as such, the assets acquired and the liabilities assumed are recorded at their estimated fair values at the dates of the acquisitions. Studies will be made to determine the fair value of the net assets of Milsco, however, such studies have not been completed and when complete will result in adjustments to these preliminary estimates.

The unaudited pro forma information does not necessarily reflect the operations of Jason, Milsco and Deltak as they would have been had these entities existed as one for the periods shown and the operating results should not be deemed to be indicative of the future operations of the combined entity.

The unaudited pro forma information is based upon certain assumptions that management believes are reasonable. (Amounts are in thousands, except per share data):

                              THREE MONTHS         THREE MONTHS
                                  ENDED               ENDED
                             MARCH 31, 1995       APRIL 1, 1994

Net Sales                        $108,666            $102,880
Gross Profit                       23,912              23,410
Operating Income                    8,470               7,768
Income Before Cumulative
  Effect of Change in Accounting
  Principle                         3,416               2,851
Earnings Per Share              $     .17        $     .14


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                         MARCH 31,     DECEMBER 30,
                            1995           1994
                        (Unaudited)
Raw materials            $20,618        $15,963
Work in process            3,440          2,138
Finished goods            11,329         12,437
                         -------        -------
                         $35,387        $30,538
                         =======        =======



NOTE 4 - POSTEMPLOYMENT  BENEFITS

Effective January 1,1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits", which requires employers to account for the cost of these benefits on an accrual basis. The Company's postemployment obligations consist primarily of disability benefits. The effect on first quarter fiscal 1994 net income was as follows:


(Thousands)
Postemployment obligation                     $353
Income tax benefit                            (141)
                                               ---
Decrease in net income                       $ 212
                                               ===
Decrease in earnings per share               $ .01
                                               ===



                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended March 31, 1995 compared to the three months ended April 1, 1994:

Sales for the three months ended March 31, 1995 increased by 24% from $87,485,000 for the three months ended April 1, 1994 to $108,666,000. Sales of power generation products increased by 17% from $29,931,000 to $34,977,000. Sales of motor vehicle products increased by 51% from $26,067,000 to $39,451,000. Sales of industrial products increased by 9% from $31,487,000 to $34,238,000.

The increase in power generation products sales was primarily a result of the inclusion of three months sales of Deltak (a manufacturer of heat recovery steam generators and specialty boilers, acquired January 31, 1994) in the first quarter of 1995 compared to two months sales in the first quarter of 1994. Excluding sales of Deltak, power generation sales for the first quarter of 1995 increased by 2%. This increase was a function of the timing of customer project requirements that led to slightly greater job completions in the first quarter of 1995 compared to last year. Power generation backlog at the end of the first quarter of 1995 amounted to $79 million compared to $91 million a year ago. Bookings in the first quarter of 1995 were up 79% compared to the first quarter of 1994 from $22.3 million to $39.9 million. Bookings of heat recovery steam generators for the domestic market were particularly strong, but bookings also improved for exhaust systems and dampers for the overseas market. Although backlog at the end of the first quarter of 1995 is lower than last year, the markets are showing signs of improvement and sales in this segment for the balance of the year are expected to exceed last year.

The increase in motor vehicle products sales is primarily a result of the inclusion of Milsco Manufacturing, acquired on January 3, 1995 in the results for the first quarter of 1995. Milsco is a designer and manufacturer of seating for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment. Excluding Milsco, sales for the segment increased by 7%. The U.S. automobile industry built only 1% more vehicles in the first quarter of 1995 than they did last year, however, the door insert program for the Oldsmobile Aurora, which began production in mid 1994, improved sales in the first quarter of 1995 compared to the prior year. The U.S. automotive industry has announced a production schedule for the second quarter of 1995 that is 2% higher than the production level in the second quarter of 1994. Dealer inventories are up compared to last year from 59 days at the end of the first quarter of 1994 to 72 days. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the second quarter.

The increase in industrial products sales is a result of an improvement in the Koller expanded metal, wire form, stamped components and assembled products operations as well as an improvement in the Osborn brush business and the JacksonLea buff and compound business. With the improvement in the economy, management expects that sales for the industrial products segment for the second quarter, will be up compared to the prior year.

Operating income improved in the first quarter of 1995 from $7,154,000 in the first quarter of 1994 to $8,470,000.

Operating income for the power generation products segment declined from $2,638,000 in the first quarter of 1994 to $2,516,000. The decline in operating income is the result of a less profitable product mix at Braden, partially offset by a higher sales level for Deltak, whose results were included for the entire first quarter in 1995 compared to only two months since acquisition last year.

Operating income for the motor vehicle products segment improved from $3,286,000 in the first quarter of 1994 to $4,401,000 due primarily to the addition of Milsco, acquired January 3, 1995 and higher sales volume at Sackner Products, partially offset by lower earnings at Janesville Products, a result of downward pressure on price levels, start up costs associated with a new facility and lower earnings from the Mexican joint venture due to the Peso devaluation and its effect on the Mexican economy.

Operating income for the industrial products segment improved from $1,952,000 in the first quarter of 1994 to $2,124,000. This increase in operating income was a result of an improvement of sales volume levels, primarily at Osborn and Koller, partially offset by a lower video spring margins at Koller.

Corporate expenses for the first quarter of 1995 were $571,000 compared to $722,000 last year. This decrease is primarily due to an decrease in management incentive compensation.

Interest expense increased by $536,000 in the first quarter of 1995 from $1,892,000 in the first quarter of 1994 to $2,428,000. This increase in interest expense is a result of increased borrowings made in connection with the acquisitions of Milsco Manufacturing on January 3, 1995 ($45.3 million purchase price) and Deltak Corporation on January 31, 1994 ($30.3 million purchase price), partially offset by the issuance of $15 million of equity in January 1994. Other expense in the first quarter of 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income from foreign licensees of the Company's finishing products. Other expense in the first quarter of 1994 represents deferred financing cost amortization offset by royalty income.

In April 1995 a fire destroyed the building and equipment comprising the fiber processing line of Janesville de Mexico, the Company's Mexican joint venture, located in Hermosillo, Sonora. Insurance is in place to cover the replacement cost of the building and the equipment as well as for business interruption. The Company believes that there will not be an adverse financial impact on the Company resulting from the fire.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1995, the Company satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1995, the purchase price for Milsco amounting to $45.3 million was financed by an extension of the Company's bank revolving loan facility and $17 million of proceeds from the issuance of convertible notes to several of the former shareholders of Milsco. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of March 31, 1995, the Company had available unused borrowing capacity of $60,620,000 under its bank revolving loan facility.

During the first quarter of 1994, the Company also satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1994, the purchase price for Deltak amounting to $30.3 million was financed by an extension of the Company's bank revolving loan facility and $15 million of proceeds from the private placement of 1,363,637 restricted shares of its $.10 par value common stock to several institutional investors. As of April 1, 1994, the Company had available unused borrowing capacity of $28,296,000 under its bank revolving loan facility.

During the first quarter of 1995, working capital increased by $4,645,000 from $35,136,000 at December 30, 1994 to $39,781,000 at March 31, 1994. This
increase was a result of working capital acquired in connection with the acquisition of Milsco on January 3, 1995. During the first quarter of 1995, the Company generated $11,085,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first quarter of 1995 and 1994, the Company made capital expenditures of $3,612,000 and $3,650,000, respectively. The major 1995 expenditures were in the motor vehicle products segment for equipment at Janesville Products to support new molded Marabond_ programs and to improve efficiency and at Koller, Milsco and Sackner to support new programs at those locations. Capital expenditures for 1995 are anticipated to approximate $16.0 million. No significant commitments are outstanding as of March 31, 1995.


SEASONALITY

U.S. auto makers traditionally shut down for the annual model changeover in the third quarter. In addition, adjustments to production schedules are made throughout the year based on retail auto sales and the level of dealer inventories. These seasonal patterns affect the Company's motor vehicle products operations most significantly but also have somewhat of an impact on industrial products due to the effect on automotive suppliers which use the Company's precision components and finishing products.



                                    PART  II

                                OTHER INFORMATION


ITEM 1    Legal Proceedings - None

ITEM 2    Changes in Securities - None

ITEM 3    Defaults Upon Senior Securities - None

ITEM 4    Submission of Matters to a vote of Security Holders - None

ITEM 5    Other information - None

ITEM 6    (a)  Exhibits - None
          (b)  Reports on Form 8-K:
               A report on Form 8-K was filed on January 12, 1995 relating to the acquisition of Milsco Manufacturing Company, including historical financial statements for the acquired company, along with pro forma statements giving effect to the acquisition.


               A report on Form 8-K was filed on February 14, 1994 relating to the acquisition of Deltak Corporation. Amendment No. 1 was filed on April 14, 1994, including historical financial statements for the acquired company, along with pro forma statements giving effect to the acquisition.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         JASON INCORPORATED (Registrant)


                         by ________________________
                         Mark Train
                         Executive Vice President
                         (Chief Financial Officer)