Form 10-Q/A
period 1995-03-31
JASON INC
filed 1995-06-28
CIK 813471

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                -----------------

                                    FORM 10-Q

                                   AMMENDMENT 1


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


- -------------------------------------------------------------------------------



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