Form 10-Q
period 1995-06-30
JASON INC
filed 1995-08-09
CIK 813471

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED JUNE 30, 1995              COMMISSION FILE NUMBER 0-16059



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

                    Yes    X            No
                          ---               ---

On June 30, 1995 there were outstanding 20,080,113 shares of the Registrant's $.10 par value common stock.


                               JASON INCORPORATED

                                    FORM 10-Q

                                  JUNE 30, 1995

                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                      PAGE NO.
                                                                    --------

Statements of Income for the Three Months
  Ended June 30, 1995 and July 1, 1994 ......................          3

Statements of Income for the Six Months
  Ended June 30, 1995 and July 1, 1994 ......................          4

Balance Sheets as at June 30, 1995 and
  December 30, 1994 .........................................          5

Statements of Cash Flows for the Six Months
  Ended June 30, 1995 and July 1, 1994 ......................          6

Notes to Financial Statements ...............................        7 - 9

Management's Discussion and Analysis of
  Results of Operations and Financial Condition .............       10 - 13


PART II.  OTHER INFORMATION

Item 1 Legal Proceedings ....................................         14

Item 2 Changes in Securities ................................         14

Item 3 Defaults Upon Senior Securities ......................         14

Item 4 Submission of Matters to a Vote of
          Security Holders ..................................         14

Item 5 Other Information ....................................         14

Item 6 (a)  Exhibits ........................................         14

       (b)  Reports on Form 8-K .............................         14

Signatures ..................................................         14




                               JASON INCORPORATED
                              STATEMENTS OF INCOME

             (Dollars In Thousands, Except Earnings Per Share)
             -------------------------------------------------


                                             For The Three Months Ended
                                           ------------------------------
                                           June 30,              July 1,
                                             1995                 1994
                                           --------              -------
                                                    (UNAUDITED)
                                                    -----------

  NET SALES                               $107,233             $ 90,885

  COST OF SALES                             83,824               70,510
                                           -------              -------
    Gross Profit                            23,409               20,375


  SELLING AND ADMINISTRATIVE EXPENSES       14,892               13,098
                                           -------              -------
    Operating Income                         8,517                7,277


  INTEREST EXPENSE                           2,514                1,905


  OTHER EXPENSE                                 44                   91
                                           -------              -------
    Income Before Income Taxes               5,959                5,281


  PROVISION FOR INCOME TAXES                 2,496                2,255
                                           -------              -------

    Net Income                            $  3,463             $  3,026
                                           =======              =======

  NET INCOME PER SHARE
  --------------------

    NET INCOME PER SHARE                  $   0.17             $   0.15
                                           =======              =======


  AVERAGE SHARES OUTSTANDING              20,648,000           20,683,000
                                          ==========           ==========




                               JASON INCORPORATED
                              STATEMENTS OF INCOME

             (Dollars In Thousands, Except Earnings Per Share)
             -------------------------------------------------

                                              For The Six Months Ended
                                           ------------------------------
                                           June 30,              July 1,
                                             1995                 1994
                                           --------              -------
                                                     (UNAUDITED)
                                                     -----------

  NET SALES                               $215,899             $178,370

  COST OF SALES                            168,578              138,304
                                           -------              -------
    Gross Profit                            47,321               40,066

  SELLING AND ADMINISTRATIVE EXPENSES       30,334               25,635
                                           -------              -------
    Operating Income                        16,987               14,431

  INTEREST EXPENSE                           4,942                3,797

  OTHER EXPENSE                                206                  109
                                           -------              -------
    Income Before Income Taxes And
    Cumulative Effect Of Change In
    Accounting Principle                    11,839               10,525

  PROVISION FOR INCOME TAXES                 4,960                4,464
                                           -------              -------
    Income Before Cumulative Effect Of
    Change In Accounting Principle           6,879                6,061

    Cumulative Effect Of Change In
    Accounting Principle For
    Postemployment Benefits                   ---                   212
                                           -------              -------
    Net Income                            $  6,879             $  5,849
                                           =======              =======

  NET INCOME PER SHARE
  --------------------
    Income Before Cumulative
    Effect Of Change In Accounting
    Principle                             $   0.33             $   0.30

    Cumulative Effect Of Change In
    Accounting Principle For
    Postemployment Benefits                   ---                  (.01)
                                           -------              --------

    NET INCOME PER SHARE                  $   0.33             $   0.29
                                           =======              ========



  AVERAGE SHARES OUTSTANDING              20,633,000           20,515,000
                                          ==========           ==========





                                 JASON INCORPORATED
                                   BALANCE SHEETS

                               (Dollars In Thousands)
                               ----------------------

                                                 June 30,    December 30,
                                                    1995         1994
                                                  --------    ------------
                                                 (UNAUDITED)
                                                 -----------
      ASSETS
      ------
      Current Assets
        Cash                                     $     56    $  1,069
        Accounts Receivable                        52,104      48,791
        Inventories (Note 3)                       37,445      30,538
        Costs And Earnings In Excess Of
        Billings On Uncompleted Contracts          17,864       8,367
        Deferred Income Taxes                       5,514       7,494
        Other Current Assets                        5,850       6,224
                                                  -------     -------
          Total Current Assets                    118,833     102,483
                                                  -------     -------
      Property, Plant and Equipment
        Cost                                      117,906     103,000
        Less Accumulated Depreciation             (51,121)    (45,004)
                                                  --------    --------
          Net Property, Plant and Equipment        66,785      57,996
                                                  -------     -------
      Intangible Assets                            97,680      68,715
      Other Assets                                  4,302       4,347
                                                  -------     -------
                                                 $287,600    $233,541
                                                  =======     =======

      LIABILITIES & SHAREHOLDERS' EQUITY
      ----------------------------------
      Current Liabilities
        Current Portion of Long Term Debt        $  3,540    $  3,840
        Accounts Payable                           29,554      22,753
        Accrued Compensation & Employee Benefits   12,502      11,830
        Accrued Warranty                            4,699       5,367
        Accrued Interest                            1,473       1,122
        Accrued Income Taxes                           58         311
        Other Current Liabilities                   8,955       7,916
        Billings In Excess Of Costs And
        Earnings On Uncompleted Contracts           9,295      14,208
                                                  -------     -------
          Total Current Liabilities                70,076      67,347

        Revolving Loan                             34,025      27,035
        Other Long Term Debt                       86,324      49,387
        Deferred Income Taxes                       8,236       7,979
        Other Long Term Liabilities                 1,712       1,653
        Postemployment & Postretirement Health
        And Other Benefits (Note 4)                 5,831       5,769
                                                  -------     -------
          Total Liabilities                       206,204     159,170
                                                  -------     -------

       Commitments and Contingencies                 ---         ---

      SHAREHOLDERS' EQUITY
      --------------------
      Common Shares & Additional
       Contributed Capital                         34,289      34,255
      Retained Earnings                            47,105      40,226
      Foreign Currency Translation Adjustment           2        (110)
                                                  -------     --------
          Total Shareholders' Equity               81,396      74,371
                                                  -------     -------
                                                 $287,600    $233,541
                                                  =======     =======




                                               JASON INCORPORATED
                                            STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)
                                             ----------------------

                                                               For The Six Months Ended
                                                               ------------------------
                                                               June 30,        July 1,
                                                                 1995           1994
                                                               --------       --------
                                                                     (UNAUDITED)
                                                                     -----------
       CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income                                           $   6,879     $   5,849
         Adjustments To Reconcile Net Income To Net Cash
          Provided By Operating Activities:
           Cumulative Effect Of Change In Accounting Principle                    212
           Depreciation                                           6,494         5,223
           Amortization                                           3,000         2,458
           Deferred Income Taxes                                    257        (1,504)
          Increase (Decrease) In Cash, Excluding Effects Of
          Acquisitions, Due To Changes In:
           Accounts Receivable                                      426        18,552
           Inventories                                           (2,408)         (725)
           Cost And Earnings In Excess Of Billings
           On Contracts                                          (9,497)         (766)
           Other Current Assets                                   2,579        (1,565)
           Other Assets                                             973          (969)
           Accounts Payable                                       5,004        (2,498)
           Accrued Compensation & Employee Benefits                (548)        1,433
           Accrued Interest                                         351           454
           Accrued Income Taxes                                    (253)         (494)
           Billings In Excess Of Costs And Earnings
           On Uncompleted Contracts                              (4,913)        1,219
           Other Liabilities                                        (15)        2,784
                                                                --------      --------
             Total Adjustments                                    1,450        23,814
                                                                --------      --------
       Net Cash Provided By Operations                            8,329        29,663
                                                                --------      --------
       CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition Of Net Assets                              (45,123)      (25,891)
         Acquisition Of Property, Plant And Equipment            (7,929)       (8,071)
         Disposal Of Property, Plant And Equipment - Net            224            24
         Other Net                                                  112          (197)
                                                                --------      --------
       Net Cash Used For Investing Activities                   (52,716)      (34,135)
                                                                --------      --------
       Net Cash Provided (Used) Before Financing Activities     (44,387)       (4,472)
                                                                --------      --------
       CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds From Revolving Loan                            81,713        69,471
         Repayments Of Revolving Loan                           (74,723)     (105,147)
         Proceeds From Other Long Term Debt                      19,293        24,050
         Proceeds From Convertible Notes                         17,057             0
         Issuance Of Common Stock Net                                34        15,130
                                                                --------      --------
       Net Cash Provided By (Used For) Financing Activities      43,374         3,504
                                                                --------      --------
       Net Increase (Decrease) In Cash                           (1,013)         (968)
         Cash Beginning Of Period                                 1,069         1,037
                                                                --------      --------
         Cash End Of Period                                   $      56     $      69
                                                                ========      ========
         Cash Paid For:

         Interest                                                 4,497         3,285
         Income Taxes                                             4,952         6,305




                               JASON INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The Company operates in three primary business segments: power generation products, motor vehicle products and industrial products. Power generation products include the design and manufacture of silencing equipment, waste heat recovery boilers, and other auxiliary equipment for the gas turbine and other industries and the design and fabrication of electromagnetic shielding products for medical and other electronic equipment applications. Motor vehicle products include the manufacture and marketing of nonwoven needled fiber insulation, mastic insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compound used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

The financial statements at June 30, 1995 and July 1, 1994 and for the three and six month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the second quarters of 1995 and 1994 amounted to 20,648,000 and 20,683,000, respectively. The weighted average number of common and common equivalent shares outstanding during the first six months of 1995 and 1994 amounted to 20,633,000 and 20,515,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.


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

The aforementioned acquisitions have been accounted for using the purchase method and, as such, their operating results have been included in the Company's financial statements since their respective acquisition dates. The unaudited information shown below presents, on a pro forma basis, the consolidated results of the Company's operations for the six months ended June 30, 1995 and July 1, 1994 as though the purchases were made as of the beginning of the period. The unaudited pro forma information assumed that the acquisitions were accounted for using the purchase method; as such, the assets acquired and the liabilities assumed are recorded at their estimated fair values at the dates of the acquisitions. Studies have been undertaken to determine the fair value of the net assets of Milsco, however, such studies have not been completed and when complete will result in adjustments to these preliminary estimates.

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

The unaudited pro forma information is based upon certain assumptions that management believes are reasonable. (Amounts are in thousands, except per share data):

                                  SIX MONTHS           SIX MONTHS
                                     ENDED               ENDED
                                 JUNE 30, 1995        JULY 1, 1994
                                 -------------        ------------

Net Sales                           $215,899            $204,041
Gross Profit                          47,321              47,183
Operating Income                      16,987              16,300
Income Before Cumulative
  Effect of Change in Accounting
  Principle                            6,879               6,133
Earnings Per Share                  $    .33            $    .30


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                         JUNE 30,      DECEMBER 30,
                           1995            1994
                         --------      ------------
                        (Unaudited)
Raw Materials            $22,175         $15,963
Work In Process            3,771           2,138
Finished Goods            11,499          12,437
                         $37,445         $30,538




NOTE 4 - POSTEMPLOYMENT BENEFITS

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits", which requires employers to account for the cost of these benefits on an accrual basis. The Company's post employment obligations consist primarily of disability benefits. The effect on first six months of fiscal 1994 net income was as follows:


(Thousands)
Postemployment obligation                     $353
Income tax benefit                            (141)
                                              ----
Decrease in net income                       $ 212
                                             =====
Decrease in earnings per share               $ .01
                                             =====



                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended June 30, 1995 compared to the three months ended July 1, 1994:

Sales for the three months ended June 30, 1995 increased by 18% from $90,885,000 for the three months ended July 1, 1994 to $107,233,000. Sales of power generation products increased by 12% from $33,183,000 to $37,109,000. Sales of motor vehicle products increased by 44% from $26,339,000 to $37,990,000. Sales of industrial products increased by 2% from $31,363,000 to $32,134,000.

The increase in power generation sales was a result of a higher level of project completions in the second quarter of 1995 compared to the prior year due to customer requirements. The Power Generation backlog at the beginning of the second quarter of 1995 was $79 million compared to $91 million a year earlier. Bookings were down 13% in the second quarter of 1995 compared to the second quarter of 1994 from $36 million to $32 million. Sales for the second quarter were $37 million compared to $33 million last year, leaving the backlog at the end of the second quarter of 1995 at $74 million (equal to the backlog at the beginning of 1995) compared to $94 million a year ago. Bookings and backlog are down from last year as a result of a continuing weakness in the U.S. power generation market and delays of several large overseas booking prospects caused by financing, contract terms and other factors. Overseas demand for the Company's power generation products continues to appear strong with many promising booking prospects.

The increase in motor vehicle products sales is primarily a result of the inclusion of Milsco Manufacturing, acquired on January 3, 1995 in the results for the second quarter of 1995. Milsco is a designer and manufacturer of seating for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment. Excluding Milsco, sales for the segment were about equal to the second quarter of last year. The U.S. automobile industry built 3% fewer vehicles in the second quarter of 1995 than they did last year, however, the door insert program for the Oldsmobile Aurora, which began production in mid 1994, improved sales in the second quarter of 1995 compared to the prior year. Dealer inventories of domestic cars and light trucks are up compared to last year from 57 days (2.6 million units) at the end of the second quarter of 1994 to 65 days (3.1 million units) at the end of the second quarter of 1995. It is likely that the additional 500,000 vehicles in dealer inventories at the end of the second quarter will have a negative impact on production volume in the second half compared to last year unless vehicle sales improve.

The increase in industrial products sales is a result of an improvement in the Koller expanded metal, wire form, stamped components and assembled products operations as well as an improvement in the Osborn brush business. The JacksonLea buff and compound business was off for the quarter compared to last year as a result of two business markets that are influenced by housing starts, plumbing goods and door hardware. With the improvement in the economy, management expects that sales for the industrial products segment for the third quarter will be up compared to the prior year.

Operating income improved in the second quarter of 1995 from $7,277,000 in the second quarter of 1994 to $8,517,000. Operating income for the power generation products segment improved from $2,593,000 in the second quarter of 1994 to $3,424,000. This improvement in power generation segment operating income is a result of higher volume in exhaust systems and dampers which more than offset lower volume in heat recovery steam generators.

Operating income for the motor vehicle products segment improved from $3,406,000 in the second quarter of 1994 to $4,033,000 due to the addition of Milsco,
acquired January 3, 1995.   Excluding Milsco, segment operating income declined
due to lower earnings at Janesville Products, a result of downward pressure on price levels, start up costs associated with a new facility in Norwalk, Ohio and lower earnings from the Mexican joint venture due to the peso devaluation and its effect on the Mexican economy.

Operating income for the industrial products segment declined from $1,808,000 in the second quarter of 1994 to $1,680,000. This decrease in operating income was a result of decreased volume and higher material costs at the Company's JacksonLea operation, partially offset by improved volume and profitability at the Osborn brush and Koller precision components operations.

Corporate expenses increased the second quarter of 1995 from $530,000 in the second quarter of 1994 to $620,000. This increase is primarily due to an increase in management incentive compensation.

Interest expense increased by $609,000 in the second quarter of 1995 from $1,905,000 in the second quarter of 1994 to $2,514,000. This increase in interest expense is a result of increased borrowings made in connection with the acquisition of Milsco Manufacturing on January 3, 1995 ($45.3 million purchase price).

Other expense in the second quarters of 1995 and 1994 represents deferred financing cost amortization partially offset by royalty income from foreign licensees of the Company's finishing products.


Six months ended June 30, 1995 compared to the six months ended July 1, 1994:

Sales for the six months ended June 30, 1995 increased by 21% from $178,370,000 for the six months ended July 1, 1994 to $215,899,000. Sales of power generation products increased by 14% from $63,114,000 to $72,086,000. Sales of motor vehicle products increased by 48% from $52,406,000 to $77,441,000. Sales of industrial products increased by 6% from $62,850,000 to $66,372,000.

The increase in power generation sales was a result of a higher level of project completions in the first half of 1995 compared to the prior year due to customer requirements plus the inclusion of Deltak, a manufacturer of heat recovery steam generators and specialty boilers acquired January 31, 1994, for the entire first half of 1995 compared to five months in the first half of 1994. The Power Generation backlog at the beginning of 1995 was $74 million compared to $105 million a year earlier. Bookings were up 38% in the first half of 1995 compared to the first half of 1994 from $52 million to $72 million. Sales were $72 million for the first half of 1995 compared to $63 million for the first half of last year leaving the backlog at the end of the first half of 1995 at $74 million compared to $94 million a year ago. Bookings and backlog are down from last year as a result of a continuing weakness in the U.S. power generation market and delays of several large overseas booking prospects caused by financing, contract terms and other factors. Overseas demand for the Company's power generation products continues to appear strong with many promising booking prospects.


The increase in motor vehicle products sales is primarily a result of the inclusion of Milsco Manufacturing, acquired on January 3, 1995, in the results for the first half of 1995. Excluding Milsco, sales for the segment were up 3% compared to the first half of last year. The U.S. automobile industry built 1% fewer vehicles in the first half of 1995 than they did last year, however, the door insert program for the Oldsmobile Aurora, which began production in mid 1994, improved sales in the first half of 1995 compared to the prior year.

The increase in industrial products sales is a result of an improvement in the Koller expanded metal, wire form, stamped components and assembled products operations as well as an improvement in the Osborn brush business. The JacksonLea buff and compound business was off slightly in the first half of 1995 compared to last year as a result of two business markets that are influenced by housing starts, plumbing goods and door hardware.

Operating income improved in the first half of 1995 from $14,431,000 in the first half of 1994 to $16,987,000. Operating income for the power generation products segment improved from $5,231,000 in the first half of 1994 to $5,940,000. This improvement in power generation segment operating income is a result of higher volume in exhaust systems and dampers, which more than offset lower volume in heat recovery steam generators, plus the inclusion of Deltak, acquired January 31, 1994, for the entire first half of 1995 compared to five months in the first half of 1994.

Operating income for the motor vehicle products segment improved from $6,692,000 in the first half of 1994 to $8,434,000 due to the addition of Milsco, acquired January 3, 1995. Excluding Milsco, segment operating income for the first half decreased due to lower earnings at Janesville Products, a result of downward pressure on price levels, start up costs associated with a new facility in Norwalk, Ohio and lower earnings from the Mexican joint venture due to the peso devaluation and its effect on the Mexican economy, partially offset by higher sales volume and operating income at Sackner Products.

Operating income for the industrial products segment improved slightly from $3,760,000 in the first half of 1994 to $3,804,000. This increase in operating income was a result of decreased volume and higher material costs at the Company's JacksonLea operation, more than offset by improved volume and profitability at the Osborn brush and Koller precision components operations.

Corporate expenses decreased the first half of 1995 from $1,252,000 in the first half of 1994 to $1,191,000. This decrease is primarily due to a decrease in management incentive compensation.

Interest expense increased by $1,145,000 in the first half of 1995 from $3,797,000 in the first half of 1994 to $4,942,000. This increase in interest expense is a result of increased borrowings made in connection with the acquisition of Milsco Manufacturing on January 3, 1995 ($45.3 million purchase price).

Other expense in the first half of 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income from foreign licensees of the Company's finishing products. Other expense in the first half of 1994 represents deferred financing cost amortization offset by royalty income.

In May 1995 a fire destroyed a building and equipment comprising the Janesville Products Mexican operations in Hermosillo, Sonora, Mexico. Insurance is in place to cover the replacement cost of the building and the equipment as well as for business interruption. The Company is in the process of finalizing the insurance claim and expects to record a gain in the fourth quarter resulting from the excess of replacement cost over the book value of the assets destroyed. Mexican customers are receiving product from Janesville's U.S. operations.


LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1995, the Company satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1995, the purchase price for Milsco amounting to $45.3 million was financed by an extension of the Company's bank revolving loan facility and $17 million of proceeds from the issuance of convertible notes to several of the former shareholders of Milsco. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of June 30, 1995 the Company had available unused borrowing capacity of $55 million under its bank revolving loan facility.

During the first half of 1994, the Company also satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1994, the purchase price for Deltak amounting to $30.3 million was financed by an extension of the Company's bank revolving loan facility and $15 million of proceeds from the private placement of 1,363,637 restricted shares of its $.10 par value common stock to several institutional investors.

During the first half of 1995, working capital increased by $13,621,000 from $35,136,000 at December 30, 1994 to $48,757,000 at June 30, 1994. This increase was a result of working capital acquired in connection with the acquisition of Milsco on January 3, 1995 and increased working capital in the power generation businesses as many jobs moved out of the backlog into production and customer advances were reduced. During the first half of 1995, the Company generated $8,329,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first half of 1995 and 1994, the Company made capital expenditures of $7,929,000 and $8,071,000, respectively. The major 1995 expenditures were in the motor vehicle products segment for equipment at Janesville Products to support new molded Marabond_ programs, in the power generation segment to purchase the manufacturing facility in Fort Smith, Arkansas and to improve efficiency and at Koller, Milsco and Sackner to support new programs at those locations. Capital expenditures for 1995 are anticipated to approximate $16.0 million. No significant commitments were outstanding as of June 30, 1995.


SEASONALITY

U.S. auto makers traditionally shut down for the annual model changeover in the third quarter. In addition, adjustments to production schedules are made throughout the year based on retail auto sales and the level of dealer inventories. These seasonal patterns affect the Company's automotive trim operations most significantly but also have somewhat of an impact on finishing products due to the effect on automotive suppliers which use the Company's finishing products.


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