Form 10-Q
period 1995-09-29
JASON INC
filed 1995-11-01
CIK 813471

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



FOR QUARTER ENDED SEPTEMBER 29, 1995         COMMISSION FILE NUMBER 0-16059



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

On September 29, 1995 there were outstanding 20,098,043 shares of the Registrant's $.10 par value common stock.


                               JASON INCORPORATED

                                    FORM 10-Q

                               SEPTEMBER 29, 1995

INDEX


PART I.  FINANCIAL INFORMATION                                      PAGE NO.

Statements of Income for the Three Months
  Ended September 29, 1995 and September 30, 1994 ................... 3

Statements of Income for the Nine Months
  Ended September 29, 1995 and September 30, 1994 ................... 4

Balance Sheets as at September 29, 1995 and
  December 30, 1994 ................................................. 5

Statements of Cash Flows for the Nine Months
  Ended September 29, 1995 and September 30, 1994 ................... 6

Notes to Financial Statements ....................................... 7 - 9

Management's Discussion and Analysis of
  Results of Operations and Financial Condition ..................... 10 - 14


PART II.  OTHER INFORMATION

Item 1 Legal Proceedings ............................................ 14

Item 2 Changes in Securities ........................................ 14

Item 3 Defaults Upon Senior Securities .............................. 14

Item 4 Submission of Matters to a Vote of
          Security Holders .......................................... 14

Item 5 Other Information ............................................ 14

Item 6 (a)  Exhibits ................................................ 14

       (b)  Reports on Form 8-K ..................................... 14

Signatures .......................................................... 14



                                    JASON INCORPORATED
                                    STATEMENT OF INCOME


                   (Dollars In Thousands, Except Earnings Per Share)
                   -------------------------------------------------


                                                  For The Three Months Ended
                                               -------------------------------
                                               September 29,      September 30
                                                   1995                 1994
                                               -------------      ------------
                                                          (UNAUDITED)
                                                          -----------


NET SALES                                      $   96,453          $   85,201

COST OF SALES                                      77,450              67,389
                                                 --------            --------
  Gross Profit                                     19,003              17,812

SELLING AND ADMINISTRATIVE EXPENSES                14,046              12,567
                                                 --------            --------
  Operating Income                                  4,957               5,245

INTEREST EXPENSE                                    2,579               1,794

OTHER EXPENSE                                          43                  13
                                                 --------            --------
  Income Before Income Taxes                        2,335               3,438

PROVISION FOR INCOME TAXES                            929               1,400
                                                 --------            --------
  Net Income                                   $    1,406          $    2,038
                                                 ========            ========
NET INCOME PER SHARE

  NET INCOME PER SHARE                         $      .07          $      .10
                                                 ========            ========


AVERAGE SHARES OUTSTANDING                     20,691,000          20,616,000
                                               ===========         ===========





                                JASON INCORPORATED
                                STATEMENT OF INCOME




                   (Dollars In Thousands, Except Earnings Per Share)
                   -------------------------------------------------



                                                      For The Nine Months Ended
                                               -------------------------------------
                                               September 29,            September 30
                                                   1995                     1994
                                               -------------            ------------
                                                             (UNAUDITED)
                                                             -----------

NET SALES                                      $     312,352          $     263,571

COST OF SALES                                        246,028                205,693
                                                    --------               --------
  Gross Profit                                        66,324                 57,878

SELLING AND ADMINISTRATIVE EXPENSES                   44,380                 38,202
                                                    --------               --------
  Operating Income                                    21,944                 19,676

INTEREST EXPENSE                                       7,521                  5,591

OTHER EXPENSE                                            249                    122
                                                    --------               --------

  Income Before Income Taxes And
  Cumulative Effect Of Change In
  Accounting Principle                                14,174                 13,963

PROVISION FOR INCOME TAXES                             5,889                  5,864
                                                    --------               --------
  Income Before Cumulative Effect Of
  Change In Accounting Principle                       8,285                  8,099

  Cumulative Effect Of Change In
  Accounting Principle For
  Postemployment Benefits                                ---                    212
                                                    --------               --------
  Net Income                                   $       8,285          $       7,887
                                                    ========               ========

NET INCOME PER SHARE

  Income Before Cumulative Effect Of           $        .40           $        .39
  Change In Accounting Principle

  Cumulative Effect Of Change In
  Accounting Principle For
  Postemployment Benefits                               ---                   (.01)
                                                   --------               --------
  NET INCOME PER SHARE                         $       .40            $        .38
                                                   ========               ========



AVERAGE SHARES OUTSTANDING                       20,653,000             20,550,000
                                                 ==========             ==========




                                          JASON INCORPORATED
                                             BALANCE SHEET

                                         (Dollars in thousands)



                                                        September 29,      December 30,
                                                            1995               1994
                                                        -------------      ------------
                                                                   (Unaudited)
                                                                   -----------

ASSETS

Current Assets
  Cash                                                $        285       $      1,069
  Accounts Receivable                                       53,664             48,791
  Inventories (Note 3)                                      36,303             30,538
  Costs And Earnings In Excess Of
  Billings On Uncompleted Contracts                         17,532              8,367
  Deferred Income Taxes                                      5,514              7,494
  Other Current Assets                                       2,961              6,224
                                                          --------           --------
    Total Current Assets                                   116,259            102,483
                                                          --------           --------
Property, Plant and Equipment
  Cost                                                     121,554            103,000
  Less - Accumulated Depreciation                          (54,086)           (45,004)
                                                          --------           --------
    Net Property, Plant and Equipment                       67,468             57,996
                                                          --------           --------
Intangible Assets                                           96,412             68,715
Other Assets                                                 4,182              4,347
                                                          --------           --------
                                                      $    284,321       $    233,541
                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                   $      3,540       $      3,840
  Accounts Payable                                          22,889             22,753
  Accrued Compensation & Employee Benefits                  12,924             11,830
  Accrued Warranty                                           3,796              5,367
  Accrued Interest                                           2,474              1,122
  Accrued Income Taxes                                                            311
  Other Current Liabilities                                  9,159              7,916
  Billings In Excess Of Costs And
  Earnings On Uncompleted Contracts                          7,876             14,208
                                                          --------           --------
    Total Current Liabilities                               62,658             67,347

  Revolving Loan                                            37,735             27,035
  Other Long-Term Debt                                      86,324             49,387
  Deferred Income Taxes                                      7,182              7,979
  Other Long-Term Liabilities                                1,719              1,653
  Postemployment & Postretirement Health
  And Other Benefits (Note 4)                                5,871              5,769
                                                          --------           --------
    Total Liabilities                                      201,489            159,170
                                                          --------           --------
  Commitments and Contingencies                                ---                ---

SHAREHOLDERS' EQUITY

Common Shares & Additional
  Contributed Capital                                       34,389             34,255
Retained Earnings                                           48,511             40,226
Foreign Currency Translation Adjustment                        (68)              (110)
                                                          --------           --------
    Total Shareholders' Equity                              82,832             74,371
                                                          --------           --------
                                                      $    284,321       $    233,541
                                                          ========           ========


                                    JASON INCORPORATED
                                  STATEMENT OF CASH FLOWS

                                  (Dollars in Thousands)


                                                                     For The Nine Months Ended
                                                              ---------------------------------
                                                              September 29,        September 30
                                                                  1995                 1994
                                                              -------------        ------------
                                                                            (UNAUDITED)
                                                                           -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                 $      8,285      $        7,887
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
      Cumulative Effect Of Change In Accounting Principle                                 212
      Depreciation                                                  9,701               7,884
      Amortization                                                  4,483               3,671
      Deferred Income Taxes                                          (797)             (1,056)
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                          (1,134)             15,428
      Inventories                                                  (1,266)              1,053
      Cost And Earnings In Excess Of Billings
      On Uncompleted Contracts                                     (9,165)             (3,078)
      Other Current Assets                                          5,468                (468)
      Other Assets                                                    878                (975)
      Accounts Payable                                             (1,661)             (4,222)
      Accrued Compensation & Employee Benefits                       (126)              2,829
      Accrued Interest                                              1,352               1,113
      Accrued Income Taxes                                           (311)               (494)
      Billings In Excess Of Costs And Earnings
      On Uncompleted Contracts                                     (6,332)               (298)
      Other Liabilities                                              (667)              3,437
                                                                  -------           ---------
        Total Adjustments                                             423              25,036
                                                                  -------           ---------
Net Cash Provided By Operations                                     8,708              32,923


CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Net Assets                                   (45,123)            (25,891)
      Acquisition Of Property, Plant And Equipment                (11,827)            (11,804)
      Disposal Of Property, Plant And Equipment - Net                 232                  24
      Investment In Joint Ventures                                                       (150)
      Other Net                                                        42                 (84)
                                                                 --------           ---------
Net Cash Used For Investing Activities                            (56,676)            (37,905)
                                                                 --------           ---------
Net Cash Provided (Used) Before Financing Activities              (47,968)             (4,982)
                                                                  --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                108,818              93,796
      Repayments Of Revolving Loan                                (98,118)           (127,422)
      Proceeds From Other Long Term Debt                           19,293              22,530
      Proceeds From Convertible Notes                              17,057
      Issuance Of Common Stock Net                                    134              15,136
                                                                 --------           ---------
Net Cash Provided By (Used For) Financing Activities               47,184               4,040
                                                                 --------           ---------
Net Increase (Decrease) In Cash                                      (784)               (942)
      Cash Beginning of Period                                      1,069               1,037
                                                                 --------           ---------
      Cash End of Period                                     $        285      $           95
                                                                 ========           =========
      Cash Paid For:

      Interest                                                      6,014               4,450
      Income Taxes                                                  6,946               6,802




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

The financial statements at September 29, 1995 and September 30, 1994 and for the three and nine month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine month periods ended September 29, 1995 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the third quarters of 1995 and 1994 amounted to 20,691,000 and 20,616,000, respectively. The weighted average number of common and common equivalent shares outstanding during the first nine months of 1995 and 1994 amounted to 20,653,000 and 20,550,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.


NOTE 2 - ACQUISITIONS

On January 3, 1995 the Company completed the acquisition of Milsco Manufacturing company for $45.3 million, including acquisition costs. Milsco is a designer and manufacturer of seating for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment.

On January 31, 1994 the Company acquired the stock and business of DLTK, Inc. ("Deltak") for approximately $30.3 million, including acquisition costs. Deltak is a manufacturer of heat recovery steam generators and specialty boilers serving the power generation market.

The aforementioned acquisitions have been accounted for using the purchase method and, as such, their operating results have been included in the Company's financial statements since their respective acquisition dates. The unaudited information shown below presents, on a pro forma basis, the consolidated results of the Company's operations for the nine months ended September 29, 1995 and September 30, 1994 as though the purchases were made as of the beginning of the period. The unaudited pro forma information assumed that the acquisitions were accounted for using the purchase method; as such, the assets acquired and the liabilities assumed are recorded at their estimated fair values at the dates of the acquisitions. Studies have been undertaken to determine the fair value of the net assets of Milsco, however, such studies have not been completed and when complete will result in adjustments to these preliminary estimates.

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

The unaudited pro forma information is based upon certain assumptions that management believes are reasonable. (Amounts are in thousands, except per share data):

                                NINE MONTHS         NINE MONTHS
                                   ENDED               ENDED
                           SEPTEMBER 29, 1995   SEPTEMBER 30, 1994
                           ------------------   ------------------

Net Sales                        $312,352            $299,010
Gross Profit                       66,324              68,293
Operating Income                   21,944              22,686
Income Before Cumulative
  Effect of Change in Accounting
  Principle                        8,285               8,348
Earnings Per Share           $       .40         $       .40


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                       SEPTEMBER 29,   DECEMBER 30,
                           1995            1994
                       -------------   ------------
                        (Unaudited)
Raw Materials            $20,142        $15,963
Work In Process            5,592          2,138
Finished Goods            10,569         12,437
                         -------        -------
                         $36,303        $30,538
                         =======        =======




NOTE 4 - POSTEMPLOYMENT BENEFITS

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits", which requires employers to account for the cost of these benefits on an accrual basis. The Company's post employment obligations consist primarily of disability benefits. The effect on the first nine months of fiscal 1994 net income was as follows:


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
                                             =====



                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended September 29, 1995 compared to the three months ended September 30, 1994:

Sales for the three months ended September 29, 1995 increased by 13% from $85,201,000 for the three months ended September 30, 1994 to $96,453,000. Sales of power generation products decreased by 2% from $32,068,000 to $31,309,000. Sales of motor vehicle products increased by 46% from $22,874,000 to $33,337,000. Sales of industrial products increased by 5% from $30,259,000 to $31,807,000.

The decrease in power generation sales was a result of a lower level of project completions in the third quarter of 1995 compared to the prior year due to customer timing requirements and a lower opening backlog. The power generation backlog at the beginning of the third quarter of 1995 was $74 million compared to $94 million a year earlier. Bookings were down 13% in the third quarter of 1995 compared to the third quarter of 1994 from $23 million to $20 million. Sales for the third quarter were $31 million compared to $32 million last year, leaving the backlog at the end of the third quarter of 1995 at $63 million compared to $85 million a year ago. Bookings and backlog are down from last year as a result of a continuing weakness in the U.S. power generation market and delays of several large overseas booking prospects caused by financing, contract terms and other factors. Because of this reduction in backlog, the Company announced in September, 1995 that it had eliminated 129 jobs at its power generation equipment facilities in order to reduce costs. Overseas demand for the Company's power generation products continues to appear strong with many promising booking prospects.

The increase in motor vehicle products sales is primarily a result of the inclusion of Milsco Manufacturing, acquired on January 3, 1995 in the results for the third quarter of 1995. Milsco is a designer and manufacturer of seating for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment. Excluding Milsco, sales for the segment were down 3% compared to the third quarter of last year. The U.S. automobile industry built 5% fewer vehicles in the third quarter of 1995 than they did last year. Dealer inventories of domestic cars and light trucks are up compared to last year from 56 days (2.7 million units) at the end of the third quarter of 1994 to 63 days (3.1 million units) at the end of the third quarter of 1995. It is likely that the additional 400,000 vehicles in dealer inventories at the end of the third quarter will have a negative impact on production volume in the fourth quarter of 1995 compared to last year unless vehicle sales improve.

The increase in industrial products sales is a result of an improvement in the Koller video spring business as well as an improvement in the Osborn brush business. The JacksonLea buff and compound business was about even with the third quarter of last year. With the expected continuing improvement in the economy, management expects that sales for the industrial products segment for the fourth quarter will be up compared to the prior year.

Operating income declined in the third quarter of 1995 from $5,245,000 in the third quarter of 1994 to $4,957,000. Operating income for the power generation products segment improved from $1,466,000 in the third quarter of 1994 to $1,949,000. This improvement in power generation segment operating income is a result of a mix of higher margin projects for exhaust systems and dampers which more than offset lower volume and a mix of lower margin projects for heat recovery steam generators.

Operating income for the motor vehicle products segment declined from $2,609,000 in the third quarter of 1994 to $1,930,000. Operating income in 1995 includes
the results for Milsco Manufacturing, acquired January 3, 1995.   Excluding
Milsco, segment operating income declined from $2,609,000 last year to $517,000 due to lower automotive industry production levels, downward pressure on price levels, a less profitable product mix in the quarter, rising material costs, start up costs associated with a new facility and lower earnings from the Mexican joint venture due to the peso devaluation and its effect on the Mexican economy.

Operating income for the industrial products segment improved from $1,560,000 in the third quarter of 1994 to $1,676,000. This increase in operating income was a result of increased volume at the Company's Osborn brush and Koller precision components operations, partially offset by lower volume and profitability at the JacksonLea buff and compound operations.

Corporate expenses increased in the third quarter of 1995 from $389,000 in the third quarter of 1994 to $598,000. This increase is primarily due to an increase in salaries, management incentive compensation and other expenses.

Interest expense increased by $785,000 in the third quarter of 1995 from $1,794,000 in the third quarter of 1994 to $2,579,000. This increase in interest expense is a result of increased borrowings made in connection with the acquisition of Milsco Manufacturing on January 3, 1995 ($45.3 million purchase price).

Other expense in the second quarters of 1995 and 1994 represents deferred financing cost amortization partially offset by royalty income from foreign licensees of the Company's finishing products.


Nine months ended September 29, 1995 compared to the nine months ended September 30, 1994:

Sales for the nine months ended September 29, 1995 increased by 19% from $263,571,000 for the nine months ended September 30, 1994 to $312,352,000.
Sales of power generation products increased by 9% from $95,182,000 to $103,395,000. Sales of motor vehicle products increased by 47% from $75,280,000 to $110,778,000. Sales of industrial products increased by 5% from $93,109,000 to $98,179,000.

The increase in power generation sales was a result of a higher level of project completions in the first nine months of 1995 compared to the prior year due to customer timing requirements plus the inclusion of Deltak, a manufacturer of heat recovery steam generators and specialty boilers acquired January 31, 1994, for the entire first nine months of 1995 compared to eight months in 1994. The power generation backlog at the beginning of 1995 was $74 million compared to $105 million a year earlier. Bookings were up 23% in the first nine months of 1995 compared to the first nine months of 1994 from $75 million to $92 million. Sales were $103 million for the first nine months of 1995 compared to $95 million for the first nine months of last year leaving the backlog at the end of the first nine months of 1995 at $63 million compared to $85 million a year ago. Backlog is down from last year as a result of a continuing weakness in the U.S. power generation market and delays of several large overseas booking prospects caused by financing, contract terms and other factors. Overseas demand for the Company's power generation products continues to appear strong with many promising booking prospects.

The increase in motor vehicle products sales is primarily a result of the inclusion of Milsco Manufacturing, acquired on January 3, 1995, in the results for the first nine months of 1995. Excluding Milsco, sales for the segment were up 2% compared to the first nine months of last year. The U.S. automobile industry built 2% fewer vehicles in the first nine months of 1995 than they did last year, however, the door insert program for the Oldsmobile Aurora, which began production in mid 1994, improved sales in the first nine months of 1995 compared to the prior year.

The increase in industrial products sales is a result of an improvement in the Koller expanded metal, wire form, stamped components and assembled products
operations as well as an improvement in the Osborn brush business.   The
JacksonLea buff and compound business was off slightly in the first nine months of 1995 compared to last year as a result of two business markets that are influenced by housing starts, plumbing goods and door hardware.

Operating income improved in the first nine months of 1995 from $19,676,000 in the first nine months of 1994 to $21,944,000. Operating income for the power generation products segment improved from $6,696,000 in the first nine months of 1994 to $7,889,000. This improvement in power generation segment operating income is a result of higher volume and a mix of higher margin projects for exhaust systems and dampers which more than offset a mix of lower margin projects for heat recovery steam generators, plus the inclusion of Deltak, acquired January 31, 1994, for the entire first nine months of 1995 compared to eight months in 1994.

Operating income for the motor vehicle products segment improved from $9,300,000 in the first nine months of 1994 to $10,364,000 due to the addition of Milsco, acquired January 3, 1995. Excluding Milsco, segment operating income declined from $9,300,000 last year to $5,546,000 due to lower automotive industry production levels, downward pressure on price levels, a less profitable product mix, rising material costs, start up costs associated with a new facility and lower earnings from the Mexican joint venture due to the peso devaluation and its effect on the Mexican economy.

Operating income for the industrial products segment improved slightly from $5,320,000 in the first nine months of 1994 to $5,480,000. This increase in operating income was a result of decreased volume and higher material costs at the Company's JacksonLea operation, more than offset by improved volume and profitability at the Osborn brush and Koller precision components operations.

Corporate expenses increased the first nine months of 1995 from $1,640,000 in the first nine months of 1994 to $1,789,000. This increase is primarily due to an increase in salaries and other expenses.

Interest expense increased by $1,930,000 in the first nine months of 1995 from $5,591,000 in the first nine months of 1994 to $7,521,000. This increase in interest expense is a result of increased borrowings made in connection with the acquisition of Milsco Manufacturing on January 3, 1995 ($45.3 million purchase price).

Other expense for the first nine months of 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income from foreign licensees of the Company's finishing products. Other expense for the first nine months of 1994 represents deferred financing cost amortization offset by royalty income.

In April 1995 a fire destroyed a building and equipment comprising the Janesville Products Mexican operations in Hermosillo, Sonora, Mexico. Insurance is in place to cover the replacement cost of the building and the equipment as well as for business interruption. In the third quarter, the Company finalized the insurance claim relating to the building and equipment and expects to settle the business interruption claim in the fourth quarter. All costs are expected to be covered by insurance and no significant gain or loss is expected to be recorded in the fourth quarter when the claim is finalized. Mexican customers are receiving product from Janesville's U.S. operations.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995, the Company satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1995, the purchase price for Milsco amounting to $45.3 million was financed by an extension of the Company's bank revolving loan facility and $17 million of proceeds from the issuance of convertible notes to several of the former shareholders of Milsco. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of September 29, 1995 the Company had available unused borrowing capacity of $51 million under its bank revolving loan facility.

During the first nine months of 1994, the Company also satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1994, the purchase price for Deltak amounting to $30.3 million was financed by an extension of the Company's bank revolving loan facility and $15 million of proceeds from the private placement of 1,363,637 restricted shares of its $.10 par value common stock to several institutional investors.

During the first nine months of 1995, working capital increased by $18,465,000 from $35,136,000 at December 30, 1994 to $53,601,000 at September 29, 1994.
This increase was a result of working capital acquired in connection with the acquisition of Milsco on January 3, 1995 and increased working capital in the power generation businesses as many jobs moved out of the backlog into production and customer advances were reduced. During the first nine months of 1995, the Company generated $8,708,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first half of 1995 and 1994, the Company made capital expenditures of $11,827,000 and $11,804,000, respectively. The major 1995 expenditures were in the motor vehicle products segment for equipment at Janesville Products to support new molded Marabond_ programs, in the power generation segment to purchase the manufacturing facility in Fort Smith, Arkansas and in the industrial products segment to improve efficiency and at Koller, Milsco and Sackner to support new programs at those locations. Capital expenditures for 1995 are anticipated to approximate $16.0 million. No significant commitments were outstanding as of September 29, 1995.


SEASONALITY

U.S. auto makers traditionally shut down for the annual model changeover in the third quarter. In addition, adjustments to production schedules are made throughout the year based on retail auto sales and the level of dealer inventories. These seasonal patterns affect the Company's automotive trim operations most significantly but also have somewhat of an impact on industrial products due to the effect on automotive suppliers which use the Company's industrial products.



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