Form 10-K
period 1995-12-29
JASON INC
filed 1996-03-26
CIK 813471

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-K
(Mark One)

    X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee required)
         FOR THE FISCAL YEAR ENDED DECEMBER 29, 1995   or
   ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(No fee required)  For the transition period from __________ to ___________
     COMMISSION FILE NUMBER 0-16059

                               JASON  INCORPORATED
             (Exact name of registrant as specified in its charter)

            WISCONSIN                             39-1756840
   (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

        411 EAST WISCONSIN AVENUE, SUITE 2500, MILWAUKEE, WI  53202
                  (Address of principal executive offices)

                               (414) 277-9300
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
      N/A                                             N/A

           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, $.10 PAR VALUE
                      ----------------------------
                            Title of Class

     Indicate by mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of
March 4, 1996:  $72,586,230.

Number of shares of Common Stock outstanding as of March 4, 1996:   20,123,293

DOCUMENTS INCORPORATED BY REFERENCE                                    PART
-----------------------------------
Portions of the Annual Report to Shareholders for the Fiscal Year
Ended December 29, 1995                                             I, II, IV
Portions of the Proxy Statement dated March 15, 1996, for the
Annual Meeting of Shareholders to be held on April 24, 1996            III


                                     PART I


ITEM I.   BUSINESS

     The Company was incorporated in November 1985 and operates in three primary business segments: motor vehicle products, power generation products and industrial products. Motor vehicle products include the manufacture and marketing of nonwoven needled fiber insulation, mastic insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Power generation products include the design and manufacture of silencing equipment, waste heat recovery boilers, and other auxiliary equipment for the gas turbine and other industries and the design and fabrication of electromagnetic shielding products for medical and other electronic equipment applications. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compound used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

     Information relating to the Company's three business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Note 12 - Segment Information" which are incorporated into
Item 8 of Part II of this report by reference to the Company's 1995 Annual Report to Shareholders.

PRODUCTS
--------

     MOTOR VEHICLE PRODUCTS. The Company's Janesville Products business has been in continuous operation since 1881. Janesville Products manufactures nonwoven needled fiber insulation for the automotive industry. Because of their low cost and thermal and acoustical insulating characteristics, Janesville's products are used as an underlay for carpeting or as insulation behind various interior trim parts of automobiles, light trucks and vans. In addition to its traditional product, the Company also manufactures special moldable padding products which can be used for contoured shapes for both interior and trunk applications. Jason's automotive presence was increased significantly in June 1991 with the acquisition of Sackner Products and Schroeder Industries. Sackner has been in continuous operation since 1916 and has historically been the dominant supplier of dielectric padding for automotive applications. The use of dielectric padding behind a door or seat fabric permits a seam or design to be embossed or molded into the fabric. In 1991 and 1992 Sackner extended its activities into two new areas: the production of door panel subassemblies for automobiles and the development of a substrate material for auto headliners. Schroeder Industries, which started in business in 1985, provides still another insulation alternative for the Company in the automotive market. Schroeder manufactures mastic, an asphaltic based sound deadener. Mastic is most often used on the floor of a truck or car, frequently in conjunction with Janesville's nonwoven padding.

     In recent years, the automotive industry has put increasing reliance on suppliers to develop new products and reduce costs. In response to this trend, over the last few years, the Company has increased its product development emphasis. Company personnel work directly with the engineering departments of automotive companies to establish the insulation design and specifications for new cars.


     The Company has established an application engineering group to design new products, explore the use of different fibers and combinations of fibers for insulation purposes and improve the characteristics of its existing products. Several new products, including the moldable products, have resulted from this product development effort and have contributed to the increase in Company sales per vehicle produced in the U.S.

     To maximize its insulating characteristics, the Company's padding must remain uniform in weight and thickness. It must also retain dimensional stability so that it will hold its shape and fit properly into place. The Company subjects its trim products to numerous quality control tests and process controls during manufacturing to ensure that they retain proper structural and dimensional characteristics. Its products have received high quality ratings from its customers. See "Competition-Motor Vehicle Products."

     Milsco Manufacturing Company was acquired by Jason on January 3, 1995. Milsco was established in Milwaukee in 1924 and had been family owned since its origin. Milsco is an international company specializing in the design and manufacture of complete seating products for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment. The company was originally established as a harness maker and over the years became one of the nation's leading seating innovators. Early in its history Milsco gained notice as the first company to put padded seating on tractors and farm implements. Today, it is known for its breakthrough developments in many areas of research and development and for its consistently high quality products.

     During 1993, 1994 and 1995 sales of motor vehicle products accounted for approximately 38%, 28% and 36%, respectively, of the Company's total sales.

     POWER GENERATION PRODUCTS. The Company believes that it is the only manufacturer in the world that can supply all of the auxiliary equipment for a gas turbine power plant. Braden manufactures the inlet silencers, the filter houses, the turbine enclosures and the exhaust silencers which control the incoming air stream and the outgoing exhaust gas stream; Braden-Europe designs the diverter dampers which direct the exhaust gas to the silencer for simple cycle installations and to the waste heat recovery boiler for combined cycle installations; Deltak manufactures the waste heat recovery boilers which convert the thermal energy in the exhaust gas into steam for the subsequent generation of additional electricity.

     The Company's Braden Manufacturing business was founded in Tulsa, Oklahoma in 1923 as a fabricator of steel products. The business focused its steel fabricating efforts on the gas turbine industry in the 1960's. Braden's major product for the turbine industry is inlet and exhaust silencers. Braden's early success in these products led to recent participation in enclosures for the turbine itself, in filtration systems and in equipment packages for lube oil, water injection, water wash and fuel forwarding. Braden made significant strides in globalizing its business over the last several years. Foremost among its actions in this regard was the November, 1992 acquisition of Metrio Technologie International of Heerlen, the Netherlands. Metrio is a designer of diverter dampers for gas turbine and other applications. This acquisition provided Braden with the one product in the turbine exhaust stream which it had not previously been able to offer and thereby also allowed the Company to offer an entire exhaust system to its customers, a capability which no other manufacturer can claim. In addition, Metrio's central European location is ideal for servicing the large turbine manufacturing companies headquartered in Europe. Braden-Europe, as the company is now known, is expected to contribute significantly to Jason's growth in the power generation business in the next several years. A typical 70 megawatt turbine installation would have a value of approximately $20 million. The Braden portion of such an installation would be worth up to $1.5 million.


     A second major program for Braden which has been in progress for several years is the continued development of a matrix of manufacturing partners to satisfy the requirements of various foreign power companies for local manufacturing content. Arrangements have been completed in the Pacific Rim, the
Middle East and in Europe.   Braden has developed the expertise to manage these
types of contracts and has completed several with commendation from both the turbine manufacturers and the user power companies. This form of business is expected to expand substantially in the next few years and Braden is recognized as a leader in its development.

     In January 1994, the Company acquired Deltak Corporation. Based in Minneapolis, Deltak is a leading designer, engineer and manufacturer of steam generators and heat recovery systems, with a current emphasis on the gas turbine cogeneration and combined cycle electrical power generation markets. Deltak also manufactures process steam and directly fired specialty boilers for a wide variety of heat recovery applications and provides parts and field service for boilers and related systems.

     In 1986 the Company entered the market for magnetic and radio frequency shielding for medical and electronic equipment installations and is currently a major participant in this field. Electromagnetic shielding is designed to protect equipment or systems from unwanted electromagnetic disturbances. Two of the major applications for these products are magnetic shielding for magnetic resonance imaging (MRI) medical diagnostic equipment and radio frequency shielding for preventing eavesdropping or interference with industrial and governmental electronic equipment.

     During 1993, 1994 and 1995 power generation products accounted for approximately 32%, 37% and 32%, respectively, of the Company's total sales.

     INDUSTRIAL PRODUCTS. The Company's industrial brush business, Osborn Manufacturing, was first established in 1887 in Cleveland, Ohio. The Company supplies industrial power brushes and maintenance brushes to a variety of industries. Power brushes are used as attachments to power tools or machines which spin the brushes at high speeds. Maintenance brushes are used manually. The Company manufactures and supplies over 3,000 different brushes which range from tiny micro abrasive brushes to brushes which are 1.5 feet in diameter and 30 feet in length. Power brushes can be used for applications ranging from small industrial deburring required by the electronics industry to the removal of slag from steel mill rolling equipment. While power brushes are generally used on metal surfaces, they can also be used on other materials such as plastic. Maintenance brushes are used in a wide variety of industrial applications. The Company sells power brushes primarily under the Osborn_ and ORBIT_ trademarks and a line of maintenance brushes under the EMRO_ trademark. The Company considers these trademarks to be valuable in distinguishing its products from those of its competitors.

     To make its power brushes, the Company uses a variety of proprietary processes which it has developed from its long experience in the industry. The size and shape of a power brush, the type, length and density of its bristles (or filler), and the construction and treatment of the filler, all influence the finishing characteristics of a brush. For example, the Company uses a steel wire drawn to its own specification for the brushes where long life is important, stainless steel wire for brushes designed to work on unusual metals, brass wire for brushes for special applications and a variety of nonmetallic fillers for light finishing work. For some heavy-duty applications, the Company treats its power brushes with hardening solutions which give the contact surface of the brush a consistency similar to that of a grinding wheel. The Company uses a variety of natural and synthetic fibers for its maintenance brushes.


     The Company's Jackson Buff business has been in operation since 1931. On May 31, 1991, the Company acquired Lea Manufacturing and merged the two businesses to form JacksonLea. In June 1992 the Company acquired The Buckeye Products Company, a manufacturer of buffing compounds located in Cincinnati, Ohio and in June 1993, the Company acquired the buff and compound business of Hanson & Wells of Canada. JacksonLea manufactures industrial buffing wheels and industrial buffing compound primarily for use in high volume buffing operations. Buffing wheels and buffing compound are used primarily to finish metal parts which require a high degree of luster. The Company manufactures buffing wheels from 3 to 30 inches in diameter and roll-type buffing wheels up to 4 feet in length. The Company makes both airway (ventilated) buffing wheels and conventional buffing wheels. It uses a proprietary process to make its ventilated buffs. Plumbing fixtures, door hardware, cookware, silverware and automotive components are some of the many metal items which are commonly buffed at some point in the manufacturing process. The buffing operation is used either to give the product its final finished appearance, particularly true for stainless steel or aluminum auto trim, or to prepare the product for a final plating process, a technique commonly used to finish plumbing fixtures.
Although the Company's buffing wheels are primarily used on metal surfaces, they can also be used with other materials. For example, a manufacturer might buff a plastic product to remove seams which result from the bonding of two pieces of plastic.

     The characteristics of a buffing wheel and its associated buffing compound must be carefully matched to a particular customer's needs. For example, buffing wheels can be made in different sizes and use different types and combinations of cloth which can be treated with different chemicals to harden the buff to the desired degree, improve its life and increase its ability to hold buffing compound. In conjunction with its design of a buff for a particular purpose, the Company formulates a buffing compound for use with that buff. Therefore, the Company's ability to supply a buff and buffing compound appropriate for use by its customer is an important element of its success. The Company sells its buffing compounds both in flow bins (which allow for continuous operation of an automatic buffing machine), drums and in bar form for use by its smaller customers who do not have automatic buffing equipment. JacksonLea sells its buff products primarily under the "JACKSON", "LEA", "BUCKEYE", "HANSON & WELLS" and "JACKSONLEA" trademarks which it considers to be valuable in distinguishing its buff and compound products from competitive products.

     The Company also markets a line of plating chemicals, specialty brushes, a limited line of coated abrasives, abrasive cutoff wheels and industrial aerosols manufactured for it by third parties, and manufactures and markets a line of idler rollers, its Load Runners_ product line, for use by manufacturers of material handling and other equipment. Load Runners_ are low friction heavy-duty metal rollers designed to carry radial and thrust loads in all kinds of industrial conditions.

     The Company's precision components businesses produce metal products for a wide variety of industries and OEM applications. These businesses were acquired on November 23, 1993 in connection with the acquisition of Koller Industries Incorporated.

     Koller Stamped Components produces small, high quality, progressive die stampings for high volume applications. It is the world's largest manufacturer of VHS cassette reel leaf springs, producing annually nearly one billion of these springs for customers on a worldwide basis. The stamping operation is also a major supplier to small engine manufacturers, electric motor manufacturers and cookware producers.



     Advance Wire Products serves a customer group similar to Koller Stampings but with formed wire components. Advance Wire utilizes four-slide technology to form both round wire and flat stock into a variety of shapes for various uses. These products are sold to a broad spectrum of U.S. industry including toys, appliances, packaging, construction products, automobiles and lawn and garden.
A unique product line produced and marketed through Advance Wire Products is the West Haven Buckle business. This product line includes a variety of metal and plastic buckles for the medical and apparel industries.

     The Assembled Products Group manufactures small, high volume assemblies for the outdoor power and medical industries.

     Metalex is the largest manufacturer of expanded metal products in the United States. Expanded metal is found in a variety of uses including patio furniture, truck and automotive air filters and building construction products.

     During 1993, 1994 and 1995 industrial products accounted for approximately 30%, 35% and 32%, respectively, of the Company's total sales.

MARKETS AND MARKETING
---------------------

     MOTOR VEHICLE PRODUCTS. The Company believes that its Janesville Products unit is the leading domestic manufacturer of nonwoven fiber insulation for automotive use. Janesville markets its insulation through independent sales representatives and in-house salespersons. While the Company's actual customers are primarily automotive carpeting suppliers and trim fabricators, the type of insulation used by a supplier is generally specified by the automotive manufacturer. Therefore, the Company's sales representatives and in-house sales and engineering staffs spend considerable time working directly with the automobile companies during the design phase for a new automobile to design a type of insulation which the Company can provide. After the type of insulation is specified, it is rarely changed once an automobile goes into production. Janesville is a leading supplier to all of the major carpeting suppliers for the automobile industry. Janesville's insulation products are used by General Motors, Ford and Chrysler and by Honda, Nissan, Toyota, Diamond Star (Mitsubishi), Mazda and Isuzu, at their U.S. assembly facilities.

     Sackner's automotive products fall into three primary categories:

          Dielectric and other padding used in door panels and seats. These items are generally sold as Tier 2 or Tier 3 components to interior trim fabricators.

          Door insert subassemblies comprised of a fabric cover over a substrate and dielectric or foam pad. These units provide a decorative and soft contrast to the molded hard plastic door panels in certain models. They are sold as a Tier 2 component to a door system assembler.

          Substrate material utilized in a proprietary headliner system developed in conjunction with a Tier 1 supplier for General Motors and Chrysler products.

     Both Sackner and Janesville also sell a number of related products outside the automotive industry for furniture, industrial and appliance applications.



     Approximately fifty percent of Milsco's sales are to Harley-Davidson. Milsco has been the sole supplier of original equipment seats to Harley-Davidson for over sixty years; Harley will now be Jason's second largest customer. In addition to seats for Harley's motorcycles, Milsco also manufactures saddle bags and other accessories, plus a wide variety of seats and other products sold to Harley-Davidson for the after market.

     Milsco's major customers in addition to Harley include Caterpillar, Deere, Case, Clark, Ford New Holland, Jacobsen and Toro. The company designs and manufactures seats for these customers that are used on tractor backhoes, skid-steer loaders, forklift trucks, lawn tractors, front end loaders, agricultural tractors and a variety of other units.

     In 1995 approximately 51% of the Company's motor vehicle products sales were made to five customers.

     POWER GENERATION PRODUCTS. The Company believes that it is the leading U.S. manufacturer of silencing equipment and auxiliary equipment packages for gas turbine installations and a leading producer of waste heat recovery boilers and diverter dampers. The market for gas turbine power plants throughout the world, which is the driving force in the Company's power generation business, continued to be dominated in 1995 by the Far East. The most active markets in the Far East in 1995 were Indonesia, China, South Korea, Thailand and India. Approximately 38% of total power generation sales were outside of the U.S. and 28% were to the Far East.

     Jason services the gas turbine equipment market with sales offices and manufacturing capabilities in the U.S., in the Far East and in Europe; it is the only company in its industry with this breadth of capability. The relationships which Braden established in the Far East over the last several years were particularly critical to their 1995 performance and have also been a big benefit to Deltak since its acquisition. In addition, Deltak's joint venture in China provides the Company with a competitive advantage in the very active Chinese power generation market.

     Turbine manufacturers typically design and manufacture the turbine itself but rely on outside suppliers for silencing equipment, diverter dampers, boilers and other auxiliary equipment. In recent years the turbine producers have moved towards providing only functional specifications to their equipment suppliers thereby increasing the design responsibility of the equipment manufacturer and consequently the proprietary nature of the business. Braden designs and manufactures its equipment at its Tulsa, Oklahoma and Ft. Smith, Arkansas facilities and designs its diverter dampers at its facility in Heerlen, the Netherlands. Deltak designs and manufacturers its equipment at four facilities in the Minneapolis/St. Paul, Minnesota area.

     The Company believes it is also a leader in the market for architectural electromagnetic shielding systems. The Company designs and manufactures these systems and erects them through its construction subsidiary. A patent for an integrated magnetic and radio frequency shield has enhanced the Company's position in this field. The shielding market is serviced direct and through a limited number of manufacturers' representatives.

     In 1995 approximately 34% of the Company's power generation products sales were made to two customers.



     INDUSTRIAL PRODUCTS. The Company believes that it is the leading supplier of industrial power brushes in the United States. It markets its power and maintenance brushes through a network of approximately 400 industrial distributors in North America which maintain a total of approximately 700 outlets. These distributors sell a variety of maintenance and repair items, but typically do not sell items competitive with the Company's products. The distributors sell the Company's products to a large variety of businesses in many industries. The Company sells its products to its distributors at 10 to 50% discounts from published list prices and gives its distributors limited rights to return a portion of unsold goods. The Company maintains a force of technically trained field representatives who both train the Company's distributors in the proper use of its brushes and assist the end users of the Company's brushes in meeting their product finishing needs.

     The Company believes that it is the leading supplier of industrial buffs and buffing compound in the United States. The Company markets its buffing compounds nationally. Manufacturers of plumbing fixtures, door hardware, cookware, silverware and automotive components are the primary customers for the Company's buffing products. The Company's Taiwanese and Chinese joint ventures continue to produce products mostly for their local markets.

     The Company markets its buffing products through a direct sales force and independent manufacturers' representatives. Its independent manufacturers' representatives generally do not handle competitive products.

     JacksonLea has regional operations in the Northeast, the Southeast, the Midwest and the West, providing a high level of regional service to customers. It is the only U.S. buffing wheel and compound manufacturer that can provide this kind of customer service.

     The Company sells its Load Runners_ through independent distributors which maintain approximately 1,000 outlets in the United States and Canada. It sells its aerosol products and cutoff wheels through its network of brush distributors, its plating chemicals through two direct salespeople plus distributors and its coated abrasives through its buff distribution channels.

     The majority of precision components products are made to customer orders and specifications. These products include job shop stampings, wire forms, mechanical and electrical assemblies and made-to-order components fabricated from expanded metal. The majority of these products are brought to the marketplace through a network of technically proficient manufacturing representatives and in-house direct sales people who have a strong knowledge of fabrication processes. Precision components engineering may adapt or offer value enhancing modifications, but the basic design responsibility lies with the customer.

     Precision components product lines such as VHS cassette reel leaf springs, West Haven Buckles, Keane stucco trim components and stock size sheets of expanded metal are marketed through distributors who in most cases provide distribution and sales services. Design responsibility for these product lines is internal to the precision components group and in most cases is protected with patents, copyrights and brand name identification. Although the product lines are very narrow in scope, they provide the precision components group a dominant position in niche markets.

     The growth in the Company's precision components made-to-order (job shop) products such as stampings and wire forms has come from major customer corporations' restructuring activities. Automotive, computer and electric/electronic equipment manufacturers continue to move away from vertical integration to reduce their fixed costs. Another major driver to growth in this business has been the localization effort by United States operations of foreign corporations (particularly Japanese automobile producers) attempting to increase U.S. content of their products.

     The precision components group comes to the marketplace as The Koller Group while maintaining strong trade identity of Metalex (expanded metal), Keane (stucco metal trim), Advance Wire Products (wire forms), West Haven Buckle, Koller (stampings and video cassette components), Assembled Products and Natorq (metal to metal seals). The Company acquired The Koller Group in late 1993 and has continued the strategy of packaging the capabilities of the entire Koller organization to the marketplace. Sales effort is organized to focus on the specific customer rather than product or market orientation. Strong customer relationships are developed resulting in "partnership" agreements and long term sales commitments.

     The customer base for the industrial products segment is very diverse with no customer accounting for more than 6% of total segment sales.

COMPETITION
-----------

     MOTOR VEHICLE PRODUCTS. The Company sells its insulation and padding in competition with other suppliers of nonwoven products as well as suppliers of foam products. The Company believes that the markets for bonded fiber and foam padding are smaller than the nonwoven needled fiber insulation and padding market. Nonwoven needled fiber insulation is generally superior to alternatives in cost, and the Company believes that it has superior thermal and acoustical insulation characteristics as well. Additionally, the Company believes that the new molded fiber products provide a fit and finish comparable to foam. The Company also believes that the ever-increasing desire and demand for environmentally friendly and recycled materials favors the type of raw materials it uses and the products it produces.

     The Company competes with other suppliers of nonwoven needled fiber insula tion and padding primarily on the basis of the price of its product, quality and its ability to engineer solutions for automotive designers. The Company believes that none of its competitors has a higher quality rating with any of the four primary automotive carpet suppliers or the domestic automotive OEMs. Recent product development expenditures have resulted in several new product introductions. Continued major investment in product development is expected in 1996. The Company also believes that its multiple plant locations and their proximity to its customers' facilities allow it to reduce shipping costs and supply its customers on a "just in time" basis more effectively than its competitors.

     The Company has not experienced significant foreign competition in its trim product market and does not expect increased import competition in the U.S. market because shipping costs place foreign competitors at a price disadvantage. The Company operates a majority owned Hermosillo, Sonora, Mexico facility to service the Mexican automotive market.

     As mentioned above, Milsco has been the sole supplier of original equipment seats to Harley-Davidson for over sixty years. Milsco also manufactures saddle bags and other accessories, plus a wide variety of seats and other products sold to Harley-Davidson for the after market. They have maintained this competitive position by providing style and design capabilities, competitive prices and on-time delivery.


     The Company also designs and manufactures seats for tractor backhoes, skid-steer loaders, forklift trucks, lawn tractors, front end loaders, agricultural tractors and a variety of other units. Competition for this portion of Milsco's market is fragmented and is principally based on quality, engineering, design, price and delivery.

     The Company is unique among seating manufacturers in that it does everything from research and development to cushion construction (foam-in-place and integral-skin foam techniques), vinyl forming, sewing (cloth, vinyl and
leather), metal fabrication and assembly.   Current employment is approximately
370, with over 40 individuals committed to the engineering effort. Milsco's technical skills cover mechanical, electrical and chemical engineering as well as industrial design. The Company has a long list of patents, covering mechanical as well as foam seating innovations.

     POWER GENERATION PRODUCTS. The Company sells its equipment in competition with other equipment suppliers. Braden is a major supplier of exhaust silencing systems to General Electric, Westinghouse, Asea-Brown Boveri and Siemens (the major gas turbine producers in the world) and to Stewart and Stevenson who packages gas turbine power plants. Deltak sells its products either directly to the OEMs, to engineering/construction firms or directly to the operator of the installation, a utility or an independent power producer. The Company believes that its experience in product design and its experience in doing business in the power generation industry worldwide as well as its high level of quality control differentiate it from its competitors.

     The Company sells its shielding product line in competition with several other suppliers of approximately the same size and one supplier that is larger. The Company attempts to differentiate itself from its competitors through innovative design, high quality and on-time delivery.

     INDUSTRIAL PRODUCTS. The Company believes that it is the leading domestic supplier of industrial power brushes. The Company competes with many manufacturers of maintenance brushes.

     The Company competes with other brush manufacturers primarily on the basis of quality, service and price. The Company believes that its comprehensive network of distributors, supported by its technically trained field representatives, provides it with a significant competitive advantage for all of its product lines. Its field representatives enable the Company to provide the end users of its brushes continuing support and assistance in meeting their product finishing needs. The Company licenses its brush manufacturing technology and the Osborn trademark in the European and South American markets and receives modest royalties from these arrangements.

     The Company competes with many different suppliers of buffs and buffing compounds on the basis of price, quality and service. The Company feels that its ability to solve its customers' buffing problems through the proper design and application of buffing wheels and compound and its willingness to provide continuing in-plant service for its customers make its products highly competitive.

     The Company does not experience significant foreign competition in most areas of its domestic power and maintenance brush and buff markets.

     Competition for the Company's precision components products varies significantly. Geographic, technological and specific product characteristics have a major impact on the Company's approach to its competitors.



     The made-to-order (job shop) stamping, wire form, and assembly business is an extremely fragmented marketplace. Thousands of U.S. competitors exist, but the quality of the Company's customer base limits competition to approximately 100 world class job shop competitors. Particularly in the metal stamping business, this competition is global in nature and Koller Stamped Components successfully exports its products to both Pacific Rim and the European Economic Community.

     Significant restructuring has occurred in the U.S. market for expanded metal with The Koller Group being a dynamic force leading the consolidation through acquisitions in previous years. There are less than six significant competitors in the expanded metal market with The Koller Group being dominant in market share.

     Competition in the important VHS reel leaf spring product line is global in nature. The Company manufacturers this product both in the U.S. and, in 1994, established production capabilities in China through manufacturing relationships. Reel leaf springs accounted for approximately 7% of industrial products segment sales in 1995. The Company has a comprehensive global patent portfolio covering reel leaf springs. Since both customers and competitors are concentrating in China and other Pacific Rim areas, the enforcement of these proprietary rights is an ongoing challenge. The U.S. market is the largest for pre-recorded and high grade video tapes in the world. Since the protection of copyrighted materials such as movies is a major issue in the United States, the Company has been successful in protecting its proprietary rights position by maintaining close relationships with the final user of the foreign produced video cassette, i.e., U.S. duplicators or video tape marketers.

SOURCES OF SUPPLY
-----------------

     Generally, the Company has multiple sources of supply for the important materials it uses, both foreign and domestic.

NEW ACQUISITIONS
----------------

     Effective January 3, 1995, the Company completed the acquisition of Milsco Manufacturing Company for $45.5 million. Milsco is a designer and manufacturer of seating for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment.

     Additional information relating to this acquisition is contained in "Note 2
- Acquisitions" which is incorporated into Item 8 of Part II of the report by reference to the Company's 1995 Annual Report to Shareholders.

EMPLOYEES
---------
     The Company currently has approximately 1,930 hourly and 860 salaried employees. The Company's work forces at its Conover, Santa Fe Springs, Janesville, Burns Flat, Old Fort, Statesville, Miamisburg, Verona, Cincinnati, Fort Smith, Plymouth, St. Paul, Addison, Libertyville and Wheeling locations are nonunion. Its work forces at its three Norwalk plants and two Grand Rapids plants are represented by the Union of Needle Trades Industrial & Textile Employees. Its work forces at its Milsco Milwaukee and Redgranite plants are represented by the United Paperworkers

International. Its work forces at its Cleveland and Koller Milwaukee plants are represented by the United Auto Workers. Its work force at its Tulsa location is represented by the International Iron Workers. Its work force at its Waterbury location is represented by the Teamsters. The Company believes its relationship with its employees to be good which has had a positive impact on its productivity.

ENVIRONMENTAL REGULATION
------------------------

     Like all United States manufacturers, the Company is subject to environmental regulation with respect to its operations. The Company believes that it is operating in substantial compliance with environmental requirements.

BACKLOG
-------

     As of December 29, 1995 and December 30, 1994, the Company's backlogs were approximately $92.4 million and $101.1 million, respectively. The December 29, 1995 backlog includes $69.4 million for its power generation business compared to $74.3 million at December 30, 1994. The Company expects to fill its entire December 29, 1995 backlog by the end of 1996.

SEASONALITY
-----------

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


ITEM 2.   PROPERTIES
--------------------

     The following table sets forth information with respect to the Company's principal facilities. These facilities have approximately 2.5 million square feet of floor space and, unless otherwise indicated, the Company owns these facilities. The Company believes that its current facilities are suitable and adequate to meet its current and anticipated future needs. Substantially all of the Company's facilities are operating at normal levels based on capacity.

CORPORATE HEADQUARTERS:
  Milwaukee, Wisconsin  (1)

MOTOR VEHICLE PRODUCTS:
  JANESVILLE PRODUCTS
     Norwalk, Ohio  (4)
     Old Fort, North Carolina  (1)
     Miamisburg, Ohio  (1)
     Burns Flat, Oklahoma  (1)
     Janesville, Wisconsin  (1)
     Hermosillo, Sonora, Mexico


  MILSCO MANUFACTURING COMPANY
     Milwaukee, Wisconsin
     Redgranite, Wisconsin
     Coventry, England  (1)
  SACKNER PRODUCTS
     Grand Rapids, Michigan  (2)
     Statesville, North Carolina  (1)
     Verona, Mississippi  (1)
     Los Angeles, California  (1)

POWER GENERATION PRODUCTS:
  JASON POWER SYSTEMS
     Tulsa, Oklahoma  (1)
  BRADEN MANUFACTURING
     Tulsa, Oklahoma  (2)
     Fort Smith, Arkansas  (5)
     Heerlen, The Netherlands  (1)
     Singapore  (1)
  DELTAK
     Plymouth, Minnesota  (3)
     St. Paul, Minnesota  (1)
     Shenzhen, Peoples Republic of China  (1)

INDUSTRIAL PRODUCTS:
  JACKSONLEA
     Conover, North Carolina
     Santa Fe Springs, California  (1)
     Waterbury, Connecticut  (1)
     Cincinnati, Ohio  (1)
     Mississauga, Ontario, Canada  (1)
     Shanghai, Peoples Republic of China  (1)
  KOLLER
  Koller Manufacturing
     Milwaukee, Wisconsin (1)
     Wheeling, Illinois  (1)
     Shenzhen, Peoples Republic of China  (1)
  Advance Wire Products
     Addison, Illinois  (1)
  Metalex
     Libertyville, Illinois  (1)
  OSBORN MANUFACTURING
     Cleveland, Ohio
     Nogales, Sonora, Mexico  (1)


(1)  Leased
(2)  2 Plants -- Both leased
(3)  2 Plants , 1 office -- 2 leased
(4)  3 Plants , 1 office -- 2 leased
(5)  2 Plants, 1 leased


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     As of December 29, 1995 the Company was not subject to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 29, 1995.



                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
---------------------------------------------------
          RELATED SHAREHOLDER MATTERS
          ---------------------------

     (a) and (b) The information set forth in the "Common Stock Market Prices" section appearing on Page 28 of the Company's 1995 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report. The Company's stock is traded on The NASDAQ Stock Market under the symbol JASN.

     (c) The Company's current financing agreements contain restrictions on the payment of dividends as more fully described in Note 6 of the Notes to Financial Statements, which appears on pages 21-22 of the Company's 1995 Annual Report to Shareholders and which is incorporated by reference in this Form 10-K Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     The selected financial data for the five years ended December 29, 1995 which appears on page 27 of the Company's 1995 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
---------------------------------------------------------
          OF OPERATIONS AND FINANCIAL CONDITION
          -------------------------------------

     The information set forth under Management's Discussion and Analysis of Results of Operations and Financial Condition which appears on pages 14 through 16 of the Company's 1995 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 30, 1996 which appear on pages 17 through 26 of the Company's 1995 Annual Report to Shareholders, including Note 13 (Interim Financial Information, Unaudited) are incorporated by reference in this Form 10-K Annual Report.



ITEM 9.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS
--------------------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
-------------------------------------------------
          REGISTRANT
          ----------

     The information on pages 2 and 3 of the Company's Proxy Statement, dated March 15, 1996, under "Nominees for Election as Directors" and "Executive Officers" is incorporated by reference in this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information on pages 4 through 6 of the Company's Proxy Statement, dated March 15, 1996, under "Executive Compensation" is incorporated by reference in this Form 10-K Annual Report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------
          AND MANAGEMENT
          --------------

     The information on page 7 of the Company's Proxy Statement, dated March 15, 1996, under "Security Ownership" is incorporated by reference in this Form 10-K Annual Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information on page 8 of the Company's Proxy Statement, dated March 15, 1996, under "Certain Transactions" is incorporated by reference in this Form 10-K Annual Report.



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
-----------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a)  The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS. The following financial statements of the Company, included on pages 17 through 26 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1995, are incorporated by reference in Item 8.



          Consolidated Statements of Income - years ended December 29, 1995, December 30, 1994 and December 31, 1993.

          Consolidated Statements of Shareholders' Equity - years ended December 29, 1995, December 30, 1994 and December 31, 1993.

          Consolidated Balance Sheets - as of December 29, 1995 and December 30, 1994

          Consolidated Statements of Cash Flows - years ended December 29, 1995, December 30, 1994 and December 31, 1993.

          Notes to Consolidated Financial Statements.

          Report of Independent Accountants.


     2.   FINANCIAL STATEMENT SCHEDULE:

          A Financial Statement Schedule for the years ended December 29, 1995, December 30, 1994 and December 31, 1993.

          Report of Independent Accountants on Financial Statement Schedule

          Schedule VIII  Valuation and Qualifiying Accounts and Reserves

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore have been omitted.


     3.   Exhibits:
          --------

          3.1  Articles of Incorporation of the Company.

          3.2 Agreement and Plan of Merger between the Company (formerly known as Jason Merger Corp.) and its predecessor Jason Incorporated, a Delaware corporation.

          3.3  By-Laws of the Company.

          4.1  Specimen Common Stock certificate.

          10.1 Lease Agreement, dated August 30, 1985, between Norwalk Community Development Corporation and AMCA International Corporation; Assignment and Assumption of Lease dated December 31, 1985 between the Company and AMCA International Corporation.

          10.2 Lease between Donald W. Helgeson and Amtel, Inc. dated July 1, 1986 of premises located in Janesville, Wisconsin; Assignment and Assumption of Lease dated December 31, 1985 between Jason Incorporated and Amtel, Inc.

          10.3 Assignment and Assumption of Lease of property located in Santa Fe Springs, California dated December 31, 1985 between AMCA International Corporation and Jason Incorporated (copy of lease attached).

          10.4 Jason Incorporated Deferred Compensation Plan for Employees dated September 26, 1986.

          10.5 Jason Employee Savings and Profit Sharing Plan effective January 1, 1986.

          10.6 Jason Incorporated Management Incentive Compensation Plan effective January 1, 1987.

          10.7 Jason Incorporated Key Executive Incentive Compensation Plan effective January 1, 1987.

          10.8 Lease of property located in Old Fort, North Carolina dated June 10, 1988.

          10.9 Jason Incorporated 1987 Nonqualified Stock Option Plan dated April 16, 1987 as amended and restated January 30, 1989.

          10.10     Jason Employee Savings and Profit Sharing Plan
Modifications:  subsection 7.3(a) of Article VII, section 7.2 of Article VII, section 2.1, section 3.1, section 4.2, section 2.2, section 2.3, section 2.1, section 6.4 and section 3.7.

          10.11 Sublease Agreement dated September 1, 1988 between Midwestern Oklahoma Development Authority and Jason Incorporated for the Burns Flat, Oklahoma facility.

          10.12 Lease Agreement dated June 21, 1988 between Southview Business Center, Ltd. and Janesville Products Co. for the Norwalk, Ohio offices.

          10.13 Jason Incorporated Note Agreement dated as of October 1, 1989 re: $10,000,000 9.85% Senior Notes Due October 15, 1996.

          10.14 Jason Incorporated Note Agreement dated as of October 1, 1989 re: $10,000,000 10.60% Senior Subordinated Notes Due October 15, 2000.

          10.15 Lease Agreement dated October 9, 1985 between Braden Steel Corporation and AMCA International Corporation; assumed by Jason Incorporated June 30, 1989.

          10.16 Lease Agreement dated October 15, 1988 between Ron T. Miller and AMCA International Corporation; assumed by Jason Incorporated June 30, 1989.

          10.17 Commercial Lease and Deposit Receipt dated January 28, 1991 between Braden Manufacturing and Pine Bluff Warehouse Company.

          10.18 Purchase and Sale Agreement dated June 28, 1991 for the purchase of the assets of Sackner

          10.19 Purchase and Sale Agreement dated May 31, 1991 for the purchase of the assets of Lea.

          10.20 Purchase and Sale Agreement dated June 21, 1991 for the purchase of the assets of Schroeder.

          10.21 Lease Agreement between Metrio Technology International B.V.V.A. and Braden-Metrio B.V.

          10.22 Second Amendment to Lease Agreement between Southgate Eureka Associates Limited Partnership and Jason Incorporated.

          10.23 Lease between First National Bank of Fort Smith, Arkansas and Braden Manufacturing, a Unit of Jason Incorporated.

          10.24 Lease Agreement between Southview Business Center, Ltd. and Janesville Products Co.

          10.25 Lease between Schroeder Industries, Inc., to be known as SI Properties, Inc., and Jason Incorporated.

          10.26 Lease between Arrowhead Corporation and Jason Incorporated dated January 23, 1991.

          10.27 Lease between Arrowhead Corporation and Jason Incorporated dated April 1, 1992.

          10.28 Credit Agreement by and among Jason Incorporated, The First National Bank of Chicago and The First National Bank of Boston, as amended.

          10.29     Note Agreements dated as of November 15, 1992 re:
$16,000,000 7.65% Senior Secured Notes due December 1, 2002.

          10.30 Stock Purchase Agreement between the Company and the majority stockholders of Koller Industries, Inc.

          10.31 Stock Purchase Agreement between the Company and the minority stockholders of Koller Industries, Inc.

          10.32 Agreement and Plan of Merger between Jason Minnesota Incorporated and DLTK, Inc. relating to the acquisition by the Company of all of the outstanding capital stock of Deltak Corporation.

          10.33 Form of Stock Purchase Agreement executed by the Company in connection with the January 1994 private placement of common stock.

          10.34     Lease for the facility at 6800 West Calumet Road, Milwaukee,
WI.

          10.35     Lease for the facility at 1530 Artaius Parkway,
Libertyville, IL.

          10.36     Lease for the facility at 140 South Mitchell Court, Addison,
IL.

          10.37     Lease for the facility at 466 and 468 Diens Drive, Wheeling,
IL.

          10.38     Lease for the facility at 7842 North Faulkner Road,
Milwaukee, WI.

          10.39 Purchase and Sale Agreement between the Company and Milsco Manufacturing Company.

          10.40 Form of Convertible Note issued by the Company in connection with the Purchase and Sale Agreement with Milsco Manufacturing Company.

          13.1 Portions of the Annual Report to Shareholders for the Year Ended December 29, 1995.

          23.1 Consent of Price Waterhouse

          28.1 Amended and Restated Shareholder Voting Agreement between Vincent Martin and Mark Train dated as of April 14, 1987.

(b)  Reports on Form 8-K.

(c)  Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules.


             Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statements listed below of Jason Incorporated of our report dated January 30, 1996 appearing on page 26 of the 1995 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 21 of this Form 10-K.

1.  Registration Statement on Form S-8 (Registration No. 33-18791)

2.  Registration Statement on Form S-8 (Registration No. 33-30688)






PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
March 18, 1996








                     Report of Independent Accountants on
                         Financial Statement Schedule


To the Board of Directors
of Jason Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 30, 1996 appearing on page 26 of the 1995 Annual Report to Shareholders of Jason Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
January 30, 1996


               SCHEDULE VIII - VALUATION AND QUALIFYING
                         ACCOUNTS AND RESERVES

                        (thousands of dollars)


                                                            Additions
                                                            ---------
                                             Balance At      Charged to         Acquired                            Balance At
                                             Beginning         Costs           Allowances                              End
                                              of Year       and Expenses      and Reserves      Deductions           of Year

Year ended December 29, 1995
----------------------------
Allowance for doubtful accounts               $ 2,108           741                23             (155)             $ 2,717

Year ended December 30, 1994
----------------------------
Allowance for doubtful accounts               $ 1,608           606               487             (593)             $ 2,108


Year ended December 31, 1993
----------------------------
Allowance for doubtful accounts               $ 1,371           616               149             (528)             $ 1,608



SIGNATURES
----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JASON INCORPORATED

                              BY           /s/ Vincent L. Martin
                                           ---------------------

                              Vincent L. Martin, President

                              Date:  March 11, 1996




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
Title
Date


/s/ Vincent L. Martin
---------------------
Vincent L. Martin
Chairman of the Board, President and Director (Principal Executive Officer) March 11, 1996





/s/ Mark Train
--------------
Mark Train
Executive Vice President, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)
March 11, 1996





/s/ Wayne C. Oldenburg
----------------------
Wayne C. Oldenburg
Director
March 11, 1996





/s/ Wayne G. Fethke
-------------------
Wayne G. Fethke
Director
March 11, 1996





/s/ Frank W. Jones
------------------
Frank W. Jones
Director
March 11, 1996





/s/ David J. Drury
------------------
David J. Drury
Director
March 11, 1996




EXHIBIT INDEX


Exhibit                                               Sequential Page
Number                                                     Number
-------                                               ---------------

 3.1      Articles of Incorporation of                      (11)
          the Company, as amended

 3.2      Agreement and Plan of Merger                      (11)
          between the Company (formerly
          known as Jason Merger Corp.) and its
          predecessor, Jason Incorporated,
          a Delaware corporation

3.3       By-Laws of the Company                            (11)

 4.1      Specimen Common Stock                             (1)
          certificate

10.1      Lease Agreement, dated                            (1)
          August 30, 1985 between Norwalk
          Community Development Corpo-
          ration and AMCA International
          Corporation; Assignment and
          Assumption of Lease dated
          December 31, 1986 between the
          Company and AMCA International
          Corporation

10.2      Lease between Donald W. Helgeson                  (1)
          and Amtel, Inc. dated July 1, 1986
          of premises located in Janesville,
          Wisconsin; Assignment and Assumption
          of Lease dated December 31, 1985
          between Jason Incorporated and
          Amtel, Inc.


10.3      Assignment and Assumption of                      (1)
          Lease of property located in
          Santa Fe Springs, California
          dated December 31, 1985 between
          AMCA International Corporation
          and Jason Incorporated (copy of
          lease attached).

10.4      Jason Incorporated Deferred                       (1)
          Compensation Plan for Employees
          dated September 26, 1986.

10.5      Jason Employee Savings & Profit                   (1)
          Sharing Plan effective January 1, 1986.

10.6      Jason Incorporated Manage-                        (1)
          ment Incentive Compensation
          Plan effective January 1, 1987.

10.7      Jason Incorporated                                (1)
          Executive Incentive Compensation
          Plan effective January 1, 1987.

10.8      Lease of property located in                      (3)
          Old Fort, North Carolina
          dated June 10, 1988.

10.9      Jason Incorporated 1987                           (3)
          Nonqualified Stock Option Plan
          dated April 16, 1987 as amended
          and restated January 30, 1989.

10.10          Jason Employee Savings and Profit            (3)
          Sharing Plan Modifications:
          subsection 7.3(a) of Article VII,
          section 7.2 of Article VII, section 2.1,
          section 3.1, section 4.2, section 2.2,
          section 2.3, section 2.1, section 6.4 and
          section 3.7


10.11          Sublease Agreement dated                     (3)
          September 1, 1988 between
          Midwestern Oklahoma Development
          Authority and Jason Incorporated
          for the Burns Flat, Oklahoma facility.

10.12          Lease Agreement dated                        (3)
          June 21, 1988 between
          Southview Business Center, Ltd.
          and Janesville Products Co.
          for the Norwalk, Ohio offices.

10.13          Jason Incorporated Note Agreement            (5)
          dated as of October 1, 1989 re:
          $10,000,000 9.85% Senior Notes
          Due October 15, 1996.

10.14          Jason Incorporated Note Agreement            (5)
          dated as of October 1, 1989 re:
          $10,000,000 10.60% Senior
          Subordinated Notes Due
          October 15, 2000.

10.15          Lease Agreement dated                        (5)
          October 9, 1985 between
          Braden Steel Corporation
          and AMCA International Corporation;
          assumed by Jason Incorporated
          June 30, 1989.

10.16          Lease Agreement dated                        (5)
          October 15, 1985 between
          Ron T. Miller and AMCA International
          Corporation; assumed by
          Jason Incorporated June 30, 1989.

10.17          Commercial Lease and Deposit Receipt         (6)
          dated January 28, 1991 between Braden
          Manufacturing and Pine Bluff Warehouse
          Company.


10.18          Purchase and Sale Agreement dated            (7)
          June 28, 1991 for the purchase of
          the assets of Sackner.

10.19          Purchase and Sale Agreement dated            (7)
          May 31, 1991 for the purchase of
          the assets of Lea.

10.20          Purchase and Sale Agreement dated            (7)
          June 21, 1991 for the purchase of
          the assets of Schroeder.

10.21          Lease Agreement between Metrio               (8)
          Technology International B.V.V.A.
          and Braden-Metrio B.V.

10.22          Second Amendment to Lease Agreement          (8)
          between Southgate Eureka Associates
          Limited Partnership and Jason
          Incorporated.

10.23          Lease between First National Bank            (8)
          of Fort Smith, Arkansas and Braden
          Manufacturing, a Unit of Jason
          Incorporated.

10.24          Lease Agreement between Southview            (8)
          Business Center, Ltd. and
          Janesville Products Co.

10.25          Lease between Schroeder Industries,          (8)
          Inc., to be known as SI Properties,
          Inc., and Jason Incorporated.

10.26          Lease between Arrowhead Corporation          (8)
          and Jason Incorporated dated
          January 23, 1991.

10.27          Lease between Arrowhead Corporation          (8)
          and Jason Incorporated dated
          April 1, 1992.

10.28          Credit Agreement by and among Jason          (8)
          Incorporated, The First National Bank
          of Chicago and the First National Bank
          of Boston, as amended.

10.29          Note Agreements dated as of November 15,     (8)
          1992 re: $16,000,000 7.65% Senior Secured
          Notes due December 1, 2002

10.30          Stock Purchase Agreement between the         (9)
          Company and the majority stockholders of Koller Industries, Inc.

10.31          Stock Purchase Agreement between the         (9)
          Company and the minority stockholders of Koller Industries, Inc.

10.32          Agreement and Plan of Merger between Jason   (10)
          Minnesota Incorporated and DLTK, Inc. relating to the acquisition by the Company of all of the outstanding capital stock of Deltak Corporation.

10.33          Form of Stock Purchase Agreement executed    (12)
          by the Company in connection with the
          January 1994 private placement of common stock.

10.34          Lease for the facility at 6800 West Calumet  (12)
          Road, Milwaukee, WI.

10.35          Lease for the facility at 1530 Artaius       (12)
          Parkway, Libertyville, IL.

10.36          Lease for the facility at 140 South Mitchell (12)
          Court, Addison, IL.

10.37          Lease for the facility at 466 and 468 Diens  (12)
          Drive, Wheeling, IL.

10.38          Lease for the facility at 7842 North Faulkner (12)
          Road, Milwaukee, WI.

10.39          Purchase and Sale Agreement between the      (13)
          Company and Milsco Manufacturing Company.

10.40          Form of Convertible Note issued by the       (13)
          Company in connection with the Purchase and Sale Agreement with Milsco Manufacturing
          Company.

13.1 Portions of the Annual Report to Shareholders for the year ended December 29, 1995.

24        Consent of Price Waterhouse.

28.1      Amended and Restated Shareholder                  (1)
          Voting Agreement between
          Vincent Martin and Mark Train
          dated as of April 14, 1987.


(1) Exhibit incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-13717, effective June 16, 1987.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987.

(3)  Exhibit incorporated by reference to the Company's Annual
Report on Form 10-K for the fiscal year ended December 30, 1988.

(4) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1989.

(5) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

(6) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

(7) Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission July 12, 1991.

(8) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1992.

(9) Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission December 8, 1993.

(10) Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission February 15, 1994.

(11) Exhibit incorporated by reference to the Company's Proxy Statement dated (and filed with the Commission) March 19, 1993.

(12) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(13) Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission January 12, 1995.




CORPORATE PROFILE
Jason Incorporated is a diversified manufacturing company headquartered in Milwaukee, Wisconsin, with operations in eleven states and six foreign countries.
The Company is divided into three segments, serving a broad spectrum of industrial markets around the world.
         Jason's Power Generation businesses are the world's largest designers and manufacturers of auxiliary equipment for gas turbine power plant installations.
         Jason's Motor Vehicle businesses are the largest U.S. manufacturers of nonwoven fiber padding for the automotive industry and of seating products for motorcycles and a broad array of other mobile equipment.
         Jason's Industrial businesses are one of the largest U.S.
manufacturers of finishing products for industrial applications and of precision components for original equipment manufacturers throughout the world.
Jason was established in 1985 and became a publicly owned company in June of 1987. Jason's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Marketsm under the symbol JASN.


CORPORATE INFORMATION
BOARD OF DIRECTORS
DAVID J. DRURY
PRESIDENT OF STOLPER-FABRALLOY CO. LLC
WAYNE G. FETHKE
PRESIDENT OF FISKARS INC.
FRANK W. JONES
CONSULTANT AND DIRECTOR OF
GARDNER PUBLICATIONS INC.
GENERAL TOOL CO., INC.
INGERSOLL INTERNATIONAL INCORPORATED
MET COIL SYSTEMS INC.
MODINE MANUFACTURING COMPANY AND
STAR CUTTER CO.
VINCENT L. MARTIN
CHAIRMAN OF THE BOARD,
PRESIDENT AND
CHIEF EXECUTIVE OFFICER
OF JASON INCORPORATED
WAYNE C. OLDENBURG
PRESIDENT OF OLDENBURG GROUP INC.
MARK TRAIN
EXECUTIVE VICE PRESIDENT,
SECRETARY AND
TREASURER OF JASON INCORPORATED
CORPORATE OFFICERS
VINCENT L. MARTIN
CHAIRMAN OF THE BOARD, PRESIDENT
AND CHIEF EXECUTIVE OFFICER
MARK TRAIN
EXECUTIVE VICE PRESIDENT,
SECRETARY AND TREASURER
LARRY D. EDWARDS
SENIOR VICE PRESIDENT
DAVID R. ANDERSON
VICE PRESIDENT
MICHAEL M. GUBESCH
VICE PRESIDENT
DR. WENDELL L. HUNG
VICE PRESIDENT
JAMES T. MURASKI
VICE PRESIDENT
ROBERT N. SANDBERG
VICE PRESIDENT
WILLIAM H. TALBERT
VICE PRESIDENT
JAMES B. TYLER
VICE PRESIDENT
HOWARD J. WOLTER
CONTROLLER AND ASSISTANT SECRETARY
ANNUAL MEETING
THE ANNUAL MEETING OF  THE
SHAREHOLDERS OF THE COMPANY
WILL BE HELD AT 10:00 A.M. ON APRIL 24, 1996,
AT THE ITALIAN COMMUNITY CENTER,
631 E. CHICAGO, MILWAUKEE, WISCONSIN
TRANSFER AGENT
FIRSTAR TRUST CO.
615 E. MICHIGAN STREET
4TH FLOOR
MILWAUKEE, WISCONSIN 53202
STOCK TRADED
NASDAQ MARKET SYSTEM
SYMBOL:  JASN
FACILITIES
CORPORATE HEADQUARTERS
411 E. WISCONSIN AVENUE
SUITE 2500
MILWAUKEE, WISCONSIN 53202
(414) 277-9300
BRADEN MANUFACTURING
TULSA, OKLAHOMA
FORT SMITH, ARKANSAS
HEERLEN, THE NETHERLANDS
SINGAPORE
DELTAK
PLYMOUTH, MINNESOTA
ST. PAUL, MINNESOTA
SHENZHEN, PEOPLE'S REPUBLIC OF CHINA
JANESVILLE PRODUCTS
NORWALK, OHIO
OLD FORT, NORTH CAROLINA
MIAMISBURG, OHIO
BURNS FLAT, OKLAHOMA
JANESVILLE, WISCONSIN
HERMOSILLO, SONORA, MEXICO
JACKSONLEA
CONOVER, NORTH CAROLINA
SANTA FE SPRINGS, CALIFORNIA
WATERBURY, CONNECTICUT
CINCINNATI, OHIO
MISSISSAUGA, ONTARIO, CANADA
SHANGHAI, PEOPLE'S REPUBLIC OF CHINA
KOLLER
KOLLER MANUFACTURING
   MILWAUKEE, WISCONSIN
   WHEELING, ILLINOIS
   SHENZHEN, PEOPLE'S REPUBLIC OF CHINA
ADVANCE WIRE PRODUCTS
   ADDISON, ILLINOIS
METALEX
   LIBERTYVILLE, ILLINOIS
MILSCO MANUFACTURING COMPANY
MILWAUKEE, WISCONSIN
REDGRANITE, WISCONSIN
COVENTRY, ENGLAND
OSBORN MANUFACTURING
CLEVELAND, OHIO
NOGALES, SONORA, MEXICO
SACKNER PRODUCTS
GRAND RAPIDS, MICHIGAN
STATESVILLE, NORTH CAROLINA
VERONA, MISSISSIPPI
LOS ANGELES, CALIFORNIA


FINANCIAL HIGHLIGHTS
(in thousands)                                        1995        1994
                                                    --------    --------
Net sales ........................................  $407,412    $356,638
Operating income .................................    29,679      26,843
Net income .......................................    11,531      11,115
Earnings per share ...............................      0.56        0.54
Shareholders' equity .............................    86,218      74,371


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
1995 COMPARED TO 1994

Sales for 1995 increased by 14% from $356,638,000 in 1994 to $407,412,000. Sales of power generation products were about equal to last year, increasing slightly from $132,205,000 to $132,213,000. Sales of motor vehicle products increased by 44% from $100,816,000 to $145,463,000. Sales of industrial products increased by 5% from $123,617,000 to $129,736,000.

Power generation sales were about equal to last year even though 1995 included a full year for Deltak, a manufacturer of heat recovery steam generators and specialty boilers acquired January 31, 1994, compared to eleven months in 1994. Including Deltak for a full year in 1994 would result in power generation sales of $137,233,000 compared to $132,213,000 in 1995, a decrease of 4%. The power generation backlog at the beginning of 1995 was $74 million compared to $104 million a year earlier. Bookings were up 18% in 1995 compared to 1994 from $108 million to $127 million. Sales were $132 million for 1995 compared to $137 million for 1994 leaving the backlog at the end of 1995 at $69 million compared to $74 million a year ago. Backlog is down from last year as a result of a continuing weakness in the U.S. power generation market and delays of several large overseas booking prospects caused by financing, contract terms and other factors. Overseas demand for the Company's power generation products continues to appear strong with many promising booking prospects.

The increase in motor vehicle products sales in 1995 is primarily a result of the inclusion of Milsco Manufacturing, acquired on January 3, 1995. Excluding Milsco, sales for the segment were down 1% compared to last year. The U.S. automobile industry built 2% fewer vehicles in 1995 than last year, however, the sales dollar content per vehicle improved in 1995 due to an increase in sales of the Company's moldable fiber insulation product, Marabond(R).

The increase in industrial products sales is a result of an improvement in the Koller precision components operations as well as an improvement in the Osborn brush business. Sales for the JacksonLea buff and compound business were about the same as last year.

Operating income improved in 1995 from $26,843,000 in 1994 to $29,679,000. Operating income for the power generation products segment improved from $9,123,000 in 1994 to $9,570,000. This improvement in power generation segment operating income is a result of a mix of higher margin projects for exhaust systems and dampers which more than offset a mix of lower margin projects for heat recovery steam generators.

Operating income for the motor vehicle products segment improved from $12,422,000 in 1994 to $13,992,000 due to the addition of Milsco, acquired January 3, 1995. Excluding Milsco, segment operating income declined from $12,422,000 last year to $7,563,000 due to lower automotive industry production levels, downward pressure on price levels, a less profitable product mix at Sackner Products, rising material costs, start-up costs associated with a new facility and lower earnings from the Mexican joint venture due to the peso devaluation and its effect on the Mexican economy.

Operating income for the industrial products segment improved from $6,987,000 in 1994 to $8,159,000. This increase in operating income was a result of improved volume and profitability at the Osborn brush and Koller precision components operations, offset by higher material costs at the Company's JacksonLea operation.

Corporate expenses increased in 1995 from $1,689,000 in 1994 to $2,042,000. This increase is primarily due to an increase in salaries and other expenses.

Interest expense increased by $2,619,000 in 1995 from $7,313,000 in 1994 to $9,932,000. This increase in interest expense is a result of increased borrowings made in connection with the acquisition of Milsco Manufacturing on January 3, 1995 ($45.5 million purchase price).

Other expense for 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income from foreign licensees of the Company's finishing products. Other expense for 1994 represents deferred financing cost amortization offset by royalty income.

The Company's effective income tax rate for 1995 was 41.1% as compared to 41.4% and 38.8% in 1994 and 1993, respectively. The increase in the effective income tax rate in 1994 was due principally to non deductible goodwill resulting from recent acquisitions.


RESULTS OF OPERATIONS
1994 COMPARED TO 1993

Sales for 1994 increased by 52% from $235,397,000 in 1993 to $356,638,000. Sales of power generation products increased by 73% from $76,214,000 to $132,205,000. Sales of motor vehicle products increased by 12% from $89,765,000 to $100,816,000. Sales of industrial products increased by 78% from $69,418,000 to $123,617,000.

The increase in power generation sales was a result of the inclusion of Deltak, a manufacturer of heat recovery steam generators and specialty boilers, acquired January 31, 1994, for eleven months of 1994. Excluding Deltak, power generation sales for 1994 decreased by 4% compared to 1993. Excluding Deltak, power generation bookings for 1994 decreased by 11% compared to 1993. This was a result of a weaker U.S. market and delays in the booking of several large overseas projects. Overseas demand for the Company's power generation products, particularly in Asia, continues to be strong with many promising booking prospects. Power generation backlog at December 30, 1994 amounted to $74 million compared to $104 million (including Deltak) a year ago.

The increase in motor vehicle product sales was a result of a 12.7% increase in automotive industry production in 1994 compared to the prior year. Sales at Janesville Products were up 11% compared to last year. Content per vehicle at Janesville Products decreased slightly with gains in molded Marabond(R) sales offset by price level pressures. Sales at Sackner Products were up 19% compared to last year, a result of higher sales volume for acoustical headliners, office systems material and door inserts.

The increase in industrial product sales was a result of the inclusion of Koller Industries, Inc., a manufacturer of precision stampings, wire form components and expanded metal, acquired November 23, 1993, for a full year in 1994. Excluding Koller, industrial product sales increased by 7%, primarily a result of an improvement in industrial activity in the United States.

Operating income improved in 1994 from $17,690,000 in 1993 to $26,843,000. Operating income for the power generation products segment improved from $6,395,000 in 1993 to $9,123,000. This improvement in power generation segment operating income is a result of the inclusion of Deltak for eleven months of 1994, as mentioned above. Excluding Deltak, power generation segment operating income declined $1.6 million due to lower price levels, a less profitable product mix and higher project management costs associated with more complex overseas projects.

Operating income for the motor vehicle products segment improved from $10,068,000 in 1993 to $12,422,000 due to the improvement in sales volume, as mentioned above, and improved performance for Janesville de Mexico.
Operating income for the industrial products segment improved from $2,847,000 in 1993 to $6,987,000. This increase in operating income was a result of the inclusion of Koller for the full year in 1994 compared to approximately one month in 1993 plus increased volume at JacksonLea and increased volume and improvements in productivity and cost reduction at Osborn Manufacturing. Corporate expenses for 1994 were $1,689,000 compared to $1,620,000 last year, an increase of 4%.

Interest expense increased from $3,901,000 in 1993 to $7,313,000. This increase in interest expense was a result of increased borrowings made in connection with the acquisition of Koller Industries, Inc. on November 23, 1993 ($56.1 million purchase price) and Deltak Corporation on January 31, 1994 ($30.3 million purchase price). The purchase of these companies was partially financed through the issuance of $15 million of equity in January, 1994. The increase in interest expense during 1994 was partially offset by cash generated from operations during 1994 which significantly reduced borrowings.

Other expense in 1994 represented deferred financing cost amortization partially offset by royalty income from foreign licensees of the Company's industrial products. Other expense in 1993 represented deferred financing cost amortization plus loss on disposal of fixed assets partially offset by royalty income.

The Company's effective income tax rate for 1994 was 41.4% as compared to 38.8% and 38.5% in 1993 and 1992, respectively. This increase in the effective income tax rate in 1994 was due principally to non deductible goodwill resulting from recent acquisitions.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" which requires employers to account for the cost of providing certain benefits to former or inactive employees after employment but before retirement on an accrual basis. The Company's postemployment obligations consist primarily of disability benefits. Adoption of this standard resulted in a one time transition obligation charge of $353,000 ($212,000 or $.01 per share on an after-tax basis). In accordance with the requirements of SFAS No. 112, the transition obligation was charged to 1994 income as a cumulative effect of a change in accounting principle.


LIQUIDITY AND
CAPITAL RESOURCES

During 1995, the Company satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1995, the purchase price for Milsco amounting to $45.5 million was financed by an extension of the Company's bank revolving loan facility and $17 million of proceeds from the issuance of convertible notes to several of the former shareholders of Milsco. In May 1995, the Company completed a $20 million private debt placement with an insurance company, the proceeds of which were used to pay down the revolving loan. The revolving loan commitment was then reduced from $115 million to $95 million. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of December 29, 1995 the Company had available unused borrowing capacity of $59 million under its bank revolving loan facility.

During 1994, the Company also satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1994, the purchase price for Deltak amounting to $30.3 million was financed by an extension of the Company's bank revolving loan facility and $15 million of proceeds from the private placement of 1,363,637 restricted shares of its $.10 par value common stock to several institutional investors.

During 1995, working capital increased by $12,534,000 from $35,136,000 at December 30, 1994 to $47,670,000 at December 29, 1995. This increase was a result of working capital acquired in connection with the acquisition of Milsco on January 3, 1995 and increased working capital in the power generation businesses as many jobs moved out of the backlog into production and customer advances were reduced. During 1995, the Company generated $28,496,000 in cash from operations. The Company anticipates generating cash flow from operations during 1996.

In 1995 and 1994, the Company made capital expenditures of $15,959,000 and $14,408,000, respectively. The major 1995 expenditures were in the Motor Vehicle Products segment for equipment at Janesville Products to support new molded Marabond(R) programs, at Sackner to support new programs and at Milsco for a building expansion and additional equipment; in the Power Generation segment to purchase the manufacturing facility in Fort Smith, Arkansas; and in the Industrial Products segment to improve efficiency at Koller. No significant commitments were outstanding as of December 29, 1995.


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


                              December 29    December 30    December 31
                                 1995           1994           1993
Net Sales:
Power generation
     products ................ $132,213       $132,205       $ 76,214
Motor vehicle
     products ................  145,463        100,816         89,765
Industrial
     products ................  129,736        123,617         69,418
                               --------       --------       --------
                               $407,412       $356,638       $235,397

Operating Income:
Power generation
     products ................ $  9,570       $  9,123       $  6,395
Motor vehicle
     products ................   13,992         12,422         10,068
Industrial
     products ................    8,159          6,987          2,847
                                 ------         ------         ------
                                 31,721         28,532         19,310
Corporate and
     other expenses ..........   (2,042)        (1,689)        (1,620)
                               --------       --------       --------
                               $ 29,679       $ 26,843       $ 17,690

Depreciation and Amortization:
Power generation
     products ................ $  3,744       $  3,472       $  2,088
Motor vehicle
     products ................    6,976          4,717          5,219
Industrial
     products ................    6,682          6,234          3,457
Corporate ....................      799            548            489
                               --------       --------       --------
                               $ 18,201       $ 14,971       $ 11,253

Identifiable Assets:
Power generation
     products ................ $ 73,461       $ 75,726       $ 49,442
Motor vehicle
     products ................   94,132         43,901         39,674
Industrial
     products ................  101,539        104,111        102,042
Corporate ....................   10,395          9,803          6,216
                               --------       --------       --------
                               $279,527       $233,541       $197,374

Capital Expenditures:
Power generation
     products ................ $  2,472       $  2,149       $    912
Motor vehicle
     products ................    9,249          8,345          3,614
Industrial
     products ................    4,216          3,895          2,010
Corporate ....................       22             19              2
                               --------       --------       --------
                               $ 15,959       $ 14,408       $  6,538

                   CONSOLIDATED STATEMENTS OF INCOME


(in thousands except per share data)                      FOR THE YEAR ENDED
                                              DECEMBER 29    DECEMBER 30    DECEMBER 31
                                                  1995            1994           1993
Net sales .................................... $407,412        $356,638       $235,397
Cost of sales ................................  319,188         279,003        183,516
                                                -------         -------        -------
Gross profit .................................   88,224          77,635         51,881
Selling and administrative expenses ..........   58,545          50,792         34,191
                                                 ------          ------         ------
Operating income .............................   29,679          26,843         17,690
Interest expense .............................   (9,932)         (7,313)        (3,901)
Fire insurance gain ..........................     ----            ----          2,192
Other expense ................................     (185)           (208)           (70)
                                                  -----          ------         ------
Income before income taxes and cumulative
  effect of change in accounting principles ..   19,562          19,322         15,911
Provision for income taxes ...................   (8,031)         (7,995)        (6,168)
                                                 ------          ------         ------
Income before cumulative effect of change
  in accounting principles ...................   11,531          11,327          9,743
Cumulative effect of change in accounting
  principles, net of income taxes (Note 10) ..     ----            (212)        (3,247)
                                               --------        --------       --------
Net income ................................... $ 11,531        $ 11,115       $  6,496

Earnings per share:
  Income before cumulative effect of
    change in accounting principles ........... $    .56       $    .55       $    .52
  Cumulative effect of change in
    accounting principles .....................     ----           (.01)          (.18)
                                                --------       --------       --------
Net income .................................... $    .56       $    .54       $    .34

                           CONSOLIDATED STATEMENTS OF
                             SHAREHOLDERS' EQUITY
                                                                                    FOREIGN
                                                        ADDITIONAL                  CURRENCY
                                              COMMON    CONTRIBUTED    RETAINED    TRANSLATION
(in thousands)                                 STOCK     CAPITAL       EARNINGS     ADJUSTMENT     TOTAL

Balance at December 25, 1992 ................ $1,166     $17,567        $22,615      $ (17)       $41,331
Net income ..................................   ----        ----          6,496       ----          6,496
Effect of exchange rates ....................   ----        ----           ----        (17)           (17)
Stock split .................................    292        (292)          ----       ----           ----
Exercise of options .........................      6         358           ----       ----            364
                                              ------      ------        -------     ------
Balance at December 31, 1993 ................  1,464      17,633         29,111        (34)        48,174
Net income                                      ----        ----         11,115       ----         11,115
Common stock private placement ..............    136      14,636           ----       ----         14,772
Effect of exchange rates ....................   ----        ----           ----        (76)           (76)
Stock split .................................    402        (402)          ----       ----           ----
Exercise of options .........................      6         380           ----       ----            386
                                              ------      ------        -------     ------
Balance at December 30, 1994 ................  2,008      32,247         40,226       (110)        74,371
Net income ..................................   ----        ----         11,531       ----         11,531
Effect of exchange rates ....................   ----        ----           ----         36             36
Exercise of options .........................      5         275           ----       ----            280
                                              ------      ------        -------     ------
Balance at December 29, 1995 ................ $2,013     $32,522        $51,757      $ (74)       $86,218


The accompanying notes are an integral part of the financial statements.



                         CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)                                   DECEMBER 29    DECEMBER 30
                                                    1995           1994

CURRENT ASSETS
     Cash and cash equivalents .................. $  1,890       $  1,069
     Accounts receivable ---- net ...............   54,819         48,791
     Inventories ................................   35,602         30,538
     Costs and earnings in excess of
       billings on uncompleted contracts ........    9,999          8,367
     Deferred income taxes ......................    8,045          7,494
     Other current assets .......................    4,179          6,224
                                                   -------        -------
          Total current assets ..................  114,534        102,483

PROPERTY, PLANT AND EQUIPMENT
     Cost .......................................  124,322        103,000
     Less ---- accumulated depreciation .........  (55,512)       (45,004)
                                                   -------        -------
          Net property, plant and equipment .....   68,810         57,996
INTANGIBLE ASSETS ---- NET ......................   94,171         68,715
OTHER ASSETS ....................................    2,012          4,347
                                                   -------        -------
          Total non-current assets ..............   96,183         73,062
                                                   -------        -------
                                                  $279,527       $233,541

LIABILITIES AND SHAREHOLDERS' EQUITY
(in thousands)
                                                 DECEMBER 29    DECEMBER 30
                                                    1995           1994

CURRENT  LIABILITIES
     Current portion of long-term debt .......... $  3,386       $  3,840
     Accounts payable ...........................   27,361         22,753
     Accrued compensation and employee benefits .   12,553         11,830
     Accrued warranty ...........................    3,289          5,367
     Accrued interest ...........................    1,275          1,122
     Accrued income taxes .......................    1,968            311
     Billings in excess of costs and earnings
       on uncompleted contracts .................    8,995         14,208
     Other current liabilities ..................    8,037          7,916
          Total current liabilities .............   66,864         67,347
REVOLVING LOAN ..................................   27,010         27,035
OTHER LONG-TERM DEBT ............................   83,057         49,387
POSTRETIREMENT HEALTH AND OTHER BENEFITS ........    5,868          5,769
DEFERRED INCOME TAXES ...........................    8,062          7,979
OTHER LONG-TERM LIABILITIES .....................    2,448          1,653
          Total liabilities .....................  193,309        159,170
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
     Common stock and additional contributed
       capital ..................................   34,535         34,255
     Retained earnings ..........................   51,757         40,226
     Foreign currency translation adjustment ....      (74)          (110)
          Total shareholders' equity ............   86,218         74,371
                                                  $279,527       $233,541

The accompanying notes are an integral part of the financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                             FOR THE YEAR ENDED
                                                                DECEMBER 29    DECEMBER 30    DECEMBER 31
                                                                    1995            1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................... $ 11,531        $ 11,115       $ 6,496
                                                                 --------        --------       -------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Cumulative effect of change in accounting  principles ......     ----             212         3,247
      Depreciation .............................................   12,145          10,049         8,112
      Amortization .............................................    6,056           4,922         3,141
      Equity in net income of affiliates .......................      (35)            (62)         ----
      Deferred income taxes ....................................     (530)           (951)         (594)
      Loss on sale of property, plant and equipment ............      266              19           477
      Increase (decrease) in cash, excluding effects
      of acquisitions, due to changes in:
        Accounts receivable ....................................   (2,325)         12,554       (12,076)
        Inventories ............................................     (567)         (2,115)       (2,054)
        Costs and earnings in excess of billings on
        uncompleted contracts ..................................   (1,632)          2,012        (1,027)
        Other current assets ...................................    2,369          (3,232)       (4,600)
        Other assets ...........................................    4,420            (129)         (540)
        Accounts payable .......................................    2,812          (2,600)        3,189
        Accrued compensation and employee benefits .............     (612)          2,930         1,660
        Accrued warranty .......................................   (2,078)           (749)         (275)
        Accrued interest .......................................      153             403            75
        Accrued income taxes ...................................    1,657            (183)          (63)
        Billings in excess of costs and earnings on
        uncompleted contracts ..................................   (5,213)          5,846          (112)
        Deferred financing costs ...............................     (257)           (477)         (632)
        Other liabilities ......................................      336             630         2,929
                                                                 --------        --------       -------
          Total adjustments ....................................   16,965          29,079           857
                                                                 --------        --------       -------
Net cash provided by operating activities ......................   28,496          40,194         7,353

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment ......      313             303           994
  Acquisition of property, plant and equipment .................  (15,959)        (14,408)       (6,538)
  Plant and equipment insurance proceeds .......................     ----           4,589          ----
  Investment in joint ventures .................................     ----            (150)          (93)
  Other, net ...................................................       36             (76)         (173)
                                                                 --------        --------       -------
Net cash used for investing activities, excluding
acquisitions ...................................................  (15,610)         (9,742)       (5,810)
                                                                 --------        --------       -------
Net cash provided before financing activities, excluding
acquisitions ...................................................   12,886          30,452         1,543
Acquisition of net assets ......................................  (45,536)        (25,891)      (57,595)
                                                                 --------        --------       -------
Net cash (used) provided before financing activities ...........  (32,650)          4,561       (56,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving loans ................................  131,988         122,602        92,476
  Repayments on revolving loans ................................ (132,013)       (161,563)      (26,480)
  Proceeds from convertible notes ..............................   17,057            ----          ----
  Proceeds from issuance of senior secured notes ...............   20,000          25,000          ----
  Net repayments on bank term loans ............................     ----            ----        (6,706)
  Repayments of senior notes ...................................   (2,000)         (2,000)       (2,000)
  Repayments of senior subordinated notes ......................   (1,250)         (1,250)       (1,250)
  Repayments of other long-term debt ...........................     (591)         (2,476)         (116)
  Proceeds from common stock private placement .................     ----          14,772          ----
  Proceeds from issuance of common stock .......................      280             386           364
                                                                 --------        --------       -------
Net cash provided by (used for) financing activities ...........   33,471          (4,529)       56,288
                                                                 --------        --------       -------
Net increase in cash and cash equivalents ......................      821              32           236
  Cash and cash equivalents, beginning of year .................    1,069           1,037           801
                                                                 --------        --------       -------
  Cash and cash equivalents, end of year .......................  $ 1,890         $ 1,069       $ 1,037


Cash paid during the year for:
  Interest .....................................................  $ 9,826         $ 6,910       $ 3,826
  Income taxes .................................................  $ 7,183         $ 8,489       $ 6,663

The accompanying notes are an integral part of the financial statements.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE
------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
PRINCIPLES OF CONSOLIDATION ---- The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS ---- For purposes of the Consolidated Statements of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.
FAIR VALUE OF FINANCIAL INSTRUMENTS ---- The carrying amounts in the Consolidated Balance Sheets for cash and cash equivalents and long-term debt instruments approximate their fair market value.
INVENTORIES ---- Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT ---- Property, plant and equipment are stated at cost and are depreciated over estimated useful lives on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized over the term of the respective leases using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

REVENUE RECOGNITION ---- Sales are recorded at the time of shipment; however, at the Braden and Deltak Divisions, sales are recognized under percentage-of-completion methods of accounting.

INTANGIBLE ASSETS ---- Intangible assets are comprised of the following (in thousands):
                                         December 29       December 30
                                            1995              1994

Goodwill ................................ $ 92,571           $62,341
Other intangible assets .................   18,888            18,204
                                          --------           -------
                                           111,459            80,545
Less ---- accumulated amortization ......  (17,288)          (11,830)
                                          --------           -------
                                          $ 94,171           $68,715

Other intangible assets include patents, computer software, engineering drawings, trademarks and covenants not-to-compete. Intangible assets are being amortized over their respective estimated useful lives ranging from 5-30 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value of goodwill.

DEFERRED FINANCING COSTS ---- Expenses associated with the issuance of debt instruments are capitalized by the Company and amortized over the respective terms of the debt instruments. Net deferred financing costs included in other assets at December 29, 1995 and December 30, 1994 were $1,322,000 and $1,526,000, respectively.

EARNINGS PER SHARE ---- Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. On April 27, 1994, the Company declared a five for four common stock split and on April 28, 1993, the Company declared a five for four common stock split. The effects of the common stock splits are reflected in the share and earnings per share data for all periods presented. The weighted average number of common and common equivalent shares outstanding were 20,642,000 for 1995, 20,590,000 for 1994, and 18,808,000 for 1993.

USE OF ESTIMATES ---- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATION ---- Certain amounts in the prior year financial statements have been reclassified to conform with the classifications used in the current year.

NOTE TWO
------------
ACQUISITIONS
------------
Effective January 3, 1995, the Company acquired the assets and business of Milsco Manufacturing Company ("Milsco") for approximately $45.5 million, including acquisition costs. Milsco is a manufacturer of seats for the motorcycle, construction, agricultural and lawn/turf care industries serving the motor vehicle products market.

Effective January 31, 1994, the Company acquired the stock and business of DLTK, Inc. ("Deltak") for approximately $30.3 million, including cash of $4.4 million and acquisition costs. Deltak is a manufacturer of heat recovery steam generators and specialty boilers serving the power generation market.

The aforementioned acquisitions have been accounted for using the purchase method and, accordingly, their operating results are included in the Company's consolidated financial statements since their respective acquisition dates. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase prices were allocated as follows (in thousands):


                                                 MILSCO         Deltak
                                                -------        -------
Working capital, excluding cash ............... $ 4,939        $ 1,230
Fixed assets ..................................   8,371          6,947
Other assets ..................................   1,561           ----
Intangible assets .............................  30,952         21,354
Liabilities assumed ...........................    (287)        (3,640)
                                                -------        -------
                                                $45,536        $25,891

The unaudited financial information shown below presents, on a pro forma basis excluding accounting changes, the consolidated operating results of the Company for the years ended December 29, 1995 and December 30, 1994 as though the purchase of Milsco and Deltak had occurred at the beginning of 1995 and 1994, respectively (in thousands, except per share data):

                                                   For the Year Ended
                                              December 29     December 30
                                                  1995           1994
                                                -------        -------
                                                      (Unaudited)
Net sales ...................................  $407,412       $400,491
Gross profit ................................    88,224         89,742
Operating income ............................    29,679         30,618
Income before cumulative effect
     of change in accounting principle ......    11,531         11,736
Earnings per share .......................... $     .56       $    .57


NOTE THREE
-------------------
ACCOUNTS RECEIVABLE
-------------------
    Accounts receivable consisted of the following (in thousands):

                                              December 29    December 30
                                                 1995           1994
                                                -------        -------
Accounts receivable ........................... $57,536        $50,899
Allowance for doubtful accounts ...............  (2,717)        (2,108)
                                                -------        -------
                                                $54,819        $48,791


NOTE FOUR
-----------
INVENTORIES
-----------
         Inventories consisted of the following (in thousands):

                                              December 29    December 30
                                                 1995           1994
                                                -------        -------
Raw materials ................................. $18,134        $15,963
Work-in-process ...............................   4,519          2,138
Finished goods ................................  12,949         12,437
                                                -------        -------
                                                $35,602        $30,538

NOTE FIVE
-----------------------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
Property, plant and equipment consisted of the following (in thousands):

                                              December 29    December 30
                                                 1995           1994
                                                -------        -------
Land and improvements ........................ $  1,997       $  1,313
Buildings and improvements ...................   18,881         13,765
Machinery and equipment ......................   96,368         85,061
Construction in progress .....................    7,076          2,861
                                                -------        -------
                                                124,322        103,000
Less ---- accumulated depreciation ...........  (55,512)       (45,004)
                                                -------        -------
                                               $ 68,810       $ 57,996


NOTE SIX
----------------------------
REVOLVING LOAN AGREEMENT AND
OTHER LONG-TERM DEBT
----------------------------
The revolving loan and other long-term debt consisted of the following (in thousands):

                                              December 29    December 30
                                                 1995           1994
                                                -------        -------
Revolving loan ................................ $27,010        $27,035
                                                -------        -------
Convertible notes .............................  17,057        $  ----
Senior note ---- 1995 .........................  20,000           ----
Senior note ---- 1994 .........................  25,000         25,000
Senior notes ---- 1992 ........................  16,000         16,000
Senior notes ---- 1989 ........................   2,000          4,000
Senior subordinated notes .....................   6,250          7,500
Other .........................................     136            727
                                                -------        -------
                                                 86,443         53,227
Less ---- current maturities ..................  (3,386)        (3,840)
                                                -------        -------
Other long-term debt .......................... $83,057        $49,387

The revolving loan facility was amended in 1995 and now provides for borrowings of up to $95 million at December 29, 1995. Maximum borrowings under the revolving loan facility decrease to $85 million on December 31, 1997, to $70 million on December 31, 1998 and to $50 million on December 31, 1999. Letters of credit outstanding on the Company's behalf reduce availability under the facility. Borrowings under the revolving loan agreement mature on December 31, 2000 and bear interest at either a floating rate based upon the bank's prime rate or a Eurodollar rate plus 1.0% (average rate on outstanding borrowings of 7.1% at December 29, 1995). A commitment fee of .375% per annum on the unused portion of the revolving loan facility is payable on a quarterly basis.

During 1995, in conjunction with the acquisition of Milsco (see Note 2), the Company issued $17,057,000 of convertible notes to the former Milsco shareholders. The notes bear interest at 7% payable quarterly. The principal portion of the notes are payable on January 3, 1999. At any time after January 3, 1996, and prior to payment in full of the principal amount of the notes, the holders may convert all or any portion of the outstanding notes into shares of the Company's $.10 par value common stock. The number of common shares to be received by the holder is obtained by dividing the outstanding principal balance of the notes on the date of conversion by the conversion price of $11.25 per common share.

During 1995 the Company entered into a $20,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.34% payable quarterly. The principal portion of the note is payable in seven equal annual installments of $2,857,143 commencing May 31, 1999. The note proceeds were used to reduce amounts outstanding under the revolving loan used to finance the Milsco acquisition (see Note 2).

During 1994 the Company entered into a $25,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.72% payable quarterly. The principal portion of the note is payable in thirteen equal semi-annual installments of $1,923,077 commencing April 27, 1998. The note proceeds were used to reduce amounts outstanding under the revolving loan.

During 1992 the Company entered into a $16,000,000 senior note agreement with two insurance companies. These senior notes bear interest at 7.65% payable semiannually. The notes are payable in six equal annual installments of $2,667,000 commencing December 1, 1997.

As of December 29, 1995, the interest rates on the 1989 senior notes and senior subordinated notes were 10.9% and 11.775%, respectively. The senior notes are payable in equal annual installments of $2,000,000 in October of each year with interest payable semiannually; the senior subordinated notes are payable in equal annual installments of $1,250,000 in October of each year with interest payable semiannually. Under the terms of these agreements, the interest rates decrease as the Company's leverage ratio decreases.
Future annual maturities of long-term debt, excluding the revolving loan, are as follows (in thousands):

1996 .................................................. $ 3,386
1997 ..................................................   3,917
1998 ..................................................   7,764
1999 ..................................................  27,678
2000 ..................................................  10,621
Thereafter ............................................  33,077
                                                        -------
                                                        $86,443

All of the Company's lending agreements contain restrictions, including limitations on dividends, capital expenditures, new indebtedness and disposition of assets. The agreements also contain various leverage, interest coverage, fixed charge coverage, working capital and net worth requirements, among others. The Company's long-term debt is secured by substantially all Company assets.

NOTE SEVEN
-----------------
LEASE OBLIGATIONS
-----------------
The Company leases machinery, transportation equipment, and office, warehouse and manufacturing facilities which expire at various dates.
Future minimum lease payments under operating leases at December 29, 1995 are (in thousands):

1996 .................................................. $ 5,141
1997 ..................................................   4,310
1998 ..................................................   3,652
1999 ..................................................   2,886
2000 ..................................................   2,501
Subsequent to 2000 ....................................   3,039
                                                        -------
Total minimum lease payments .......................... $21,529

Total rental expense for all operating leases was as follows (in thousands):

For the year ended
December 29, 1995 .....................................  $5,993
December 30, 1994 .....................................  $5,810
December 31, 1993 .....................................  $4,383

NOTE EIGHT
--------------------
SHAREHOLDERS' EQUITY
--------------------
COMMON STOCK ---- The Company has authorized 30,000,000 shares of $.10 par value common stock of which 20,122,293 and 20,075,425 shares were issued and outstanding at December 29, 1995 and December 30, 1994, respectively.
On January 21, 1994, through a private placement, the Company sold 1,363,367 restricted shares of its $.10 par value common stock to several institutional investors. The net proceeds of $14,772,000 were used to finance the acquisition of Deltak (See Note 2).

STOCK OPTION PLAN ---- On April 16, 1987, the Company adopted a nonqualified stock option plan. The plan provides for the issuance of up to 2,187,500 shares of common stock. Transactions and options outstanding under this plan, after restatement for the effects of the stock splits, were:

                                                               Price
                                                 Options     Per Share
                                                 -------     ---------
Outstanding at December 25, 1992 .............  $983,620   $ 1.30-$ 8.32
  Granted ....................................   235,625   $ 6.88-$10.20
  Exercised ..................................   (77,289)  $ 1.30-$ 6.40
  Cancelled ..................................    (4,688)  $ 6.40
                                               ---------   -------------
Outstanding at December 31, 1993 ............. 1,137,268   $ 1.30-$10.20
  Granted ....................................   215,250   $ 8.16-$10.20
  Exercised ..................................   (67,280)  $ 1.30-$ 3.66
  Cancelled ..................................    (9,375)  $ 6.88-$10.20
                                               ---------   -------------
Outstanding at December 30, 1994 ............. 1,275,863   $ 1.30-$10.20
  Granted ....................................   238,750   $ 6.75-$ 8.50
  Exercised ..................................   (44,868)  $ 1.58-$ 6.40
  Cancelled ..................................   (34,251)  $ 6.40-$10.20
                                               ---------   -------------
Outstanding at December 29,1995 ..............  1,435,494  $ 1.30-$10.20

Exercisable at December 29,1995 ..............    864,994


NOTE NINE
------------
INCOME TAXES
------------
Effective December 26, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method of accounting for income taxes. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

The Company's income before income taxes and cumulative effect of change in accounting principles consisted of the following (in thousands):

                                                 For the Year Ended
                                      December 29    December 30    December 31
                                         1995           1994           1993
                                      -----------    -----------    -----------
Domestic ............................   $19,127        $18,883        $16,616
Foreign .............................       435            439           (705)
                                        -------        -------        -------
                                        $19,562        $19,322        $15,911

The Company's provision for income taxes consisted of the following (in thousands):

                                                 For the Year Ended
                                      December 29    December 30    December 31
                                         1995           1994           1993
                                      -----------    -----------    -----------
Current
  Federal ...........................    $6,802         $6,807         $5,445
  State .............................     1,600          1,400          1,100
  Foreign ...........................       159             75           ----
                                        -------        -------        -------
                                          8,561          8,282          6,545
Deferred
  Federal ...........................      (400)          (247)          (116)
  State .............................      (130)           (36)           (50)
  Foreign ...........................      ----             (4)          (211)
                                        -------        -------        -------
                                           (530)          (287)          (377)
                                        -------        -------        -------
                                         $8,031         $7,995         $6,168

The reconciliation between the Federal statutory tax rate expressed as a percent of pre-tax income and the effective tax rate is as follows:

                                                For the Year Ended
                                      December 29    December 30    December 31
                                         1995           1994            1993
                                        -------        -------        -------
Federal statutory
     tax rate .........................   35.0%          35.0%          34.5%
State income taxes,
     net of federal
     benefit ..........................    4.9            4.7            4.4
Nondeductible
     amortization of
     intangible assets ................    2.9            2.9             .3
Foreign losses
     without tax benefit ..............   ----           ----             .2
Foreign sales
     corporation benefit ..............   (1.8)          (1.1)          (1.1)
Other .................................     .1            (.1)            .5
                                        -------        -------        -------
                                          41.1%          41.4%          38.8%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The Company's temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                  December 29    December 30
                                                     1995           1994
                                                  -----------    -----------
Deferred tax assets:
  Accrued expenses and reserves ..................  $ 4,994        $ 4,932
  Postretirement and postemployment
       benefits ..................................    2,320          2,306
  Employee benefits ..............................    2,036          1,783
  Other ..........................................    1,015            779
                                                    -------        -------
                                                     10,365          9,800
                                                    -------        -------
Deferred tax liabilities:
  Property, plant and equipment ..................   (8,084)        (8,569)
  Intangible assets ..............................     (886)          (808)
  Other ..........................................   (1,412)          (908)
                                                    -------        -------
                                                    (10,382)       (10,285)
                                                    -------        -------
Net deferred tax liability ....................... $    (17)       $  (485)


NOTE TEN
----------------------
EMPLOYEE BENEFIT PLANS
----------------------
The Company maintains three defined benefit pension plans covering all union employees of the Osborn Manufacturing Division and a division of Milsco. Additionally, the Company maintains savings and profit sharing plans for the majority of employees not covered by union defined benefit plans.
Net pension expense for the defined benefit plans includes the following components (in thousands):

                                                  For the Year Ended
                                      December 29    December 30    December 31
                                         1995           1994           1993
                                        -------        -------        -------
Service cost .........................   $ 97           $ 75           $ 70
Interest on projected
     benefit obligation ..............    274            246            239
Actual return on
     plan assets .....................   (644)            39           (384)
Net amortization
     and deferral ....................    375           (315)           120
                                         ----           ----           ----
 Net pension expense .................   $102           $ 45           $ 45


The funded status of the plans was as follows (in thousands):

                                                      For the Year Ended
                                                   December 29    December 30
                                                      1995           1994
                                                    -------        -------
Actuarial present value of:
  Vested benefit obligation ......................   $3,706         $3,277
                                                    -------        -------
  Accumulated benefit obligation .................   $3,739         $3,293
                                                    -------        -------
Projected benefit obligation .....................   $3,739         $3,293
Plan assets at fair value ........................    3,676          3,048
                                                    -------        -------
Assets less than projected
  benefit obligation .............................       63            245
Unrecognized net transition liability ............      (62)           (72)
Unrecognized net gain ............................      264             71
Additional minimum liability .....................     ----             18
Accrued pension liability ........................   $  265         $  262

The projected benefit obligation was determined using assumed discount rates ranging from 7.0% to 7.75% at December 29, 1995 and 8.25% at December 30, 1994, and an assumed long-term rate of return on plan assets ranging from 7.0% to 9.0% at December 29, 1995 and 9.0% at December 30, 1994. Plan assets consist principally of common stocks and government obligations.

The Company also provides postretirement health care benefits and life insurance coverage to eligible employees of the Osborn Manufacturing Division. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" using the immediate recognition method at the beginning of 1993. Under SFAS No. 106, the costs of retiree health care benefits and life insurance coverage are accrued over the employee service periods. Previously, the costs of these benefits were charged to expense on a cash basis.

Upon adoption, the accumulated postretirement benefit obligation was approximately $5.3 million ($3.2 million or $.18 per share on an after tax basis). In accordance with SFAS No. 106, the accumulated benefit obligation, net of the tax benefit of approximately $2.1 million, was charged to 1993 income as a cumulative effect of a change in accounting principle.

The net postretirement benefit expense includes the following components (in thousands):

                                                      For the Year Ended
                                                   December 29    December 30
                                                      1995           1994
                                                    -------        -------
Service cost for benefits earned
     during the year ..............................   $ 64           $ 66
Interest on accumulated postretirement
     benefit obligation ...........................    398            389
                                                      ----           ----
Net postretirement benefit expense ................   $462           $455

Presently, the Company's postretirement benefit plans are not funded. The status of the Company's plans is as follows (in thousands):

                                                   December 29    December 30
                                                      1995           1994
                                                    -------        -------
Actuarial present value of accumulated
postretirement benefit obligation:
     Retirees ....................................   $3,786         $3,957
     Other active plan participants ..............    1,525          1,389
                                                    -------        -------
                                                      5,311          5,346
Unrecognized net gain ............................      349            207
                                                    -------        -------
Accrued postretirement benefit obligation ........   $5,660         $5,553

The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 29, 1995 and December 30, 1994. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 9.0% and 6.5% for the hourly and salaried plans, respectively, at December 29, 1995 and 10.0% and 7.0% for the hourly and salaried plans, respectively, at December 30, 1994. It was assumed that these rates will decline to 1% over periods of 30 years and 25 years for the hourly and salaried plans at December 29, 1995 and December 30, 1994.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 29, 1995 by approximately $426,000 and would increase the net postretirement benefit expense for 1995 by approximately $52,000.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" which requires employers to account for the cost of providing certain benefits to former or inactive employees after employment but before retirement on an accrual basis.

The Company's postemployment obligations consist primarily of disability benefits. Adoption of this standard resulted in a one time transition obligation charge of $353,000 ($212,000 or $.01 per share on an after tax basis). In accordance with the requirements of SFAS No. 112, the transition obligation was charged to 1994 income as a cumulative effect of a change in accounting principle.

The Company maintains an incentive compensation plan which provides for incentive payments to certain employees upon the achievement of defined operating results. Incentive compensation expense totaled $2,943,000, $2,888,000 and $1,940,000 in 1995, 1994 and 1993, respectively. These amounts are included in accrued compensation and employee benefits in the accompanying balance sheets.

NOTE ELEVEN
-------------------
FIRE INSURANCE GAIN
-------------------
In July, 1993 a fire destroyed a building and related equipment comprising one of eight fiber processing lines at the Company's Janesville Products Division. All assets destroyed were insured and during the fourth quarter of 1993 the Company settled its fire damage claim with the insurance carrier. As a result, a gain of approximately $2.2 million ($1.3 million or $.07 per share on an after tax basis), reflecting the excess of the insurance claim over the net book value of the assets destroyed and related costs, was recorded as other income in the Company's 1993 consolidated statement of income.

During 1994 the Company received proceeds from the insurance company totalling $4,589,000 which were used to replace the building and related equipment destroyed by fire. The Company had recorded a receivable of approximately $3.2 million at December 30, 1994 for reimbursement of costs incurred under its business interruption policy through the date of the new plant opening on October 1, 1994. Final settlement of the claim occurred in 1995.

NOTE TWELVE
-------------------
SEGMENT INFORMATION
-------------------
Reference is made to pages 14 through 16 for segment financial data and an unaudited description and discussion of the Company's business segments.
Motor vehicle products include businesses which are manufacturers of nonwoven fiber padding for the automotive industry and, beginning in 1995, seating products for motorcycles and a broad array of other mobile equipment (see Note
2). The four largest customers of this segment comprised approximately 15% and 16% of the Company's consolidated sales in 1995 and 1994, respectively. Receivables outstanding with these customers represent approximately 11% and 13% of the Company's accounts receivable balance at December 29, 1995 and December 30, 1994, respectively.

Power generation products include businesses which are designers and manufacturers of auxiliary equipment for gas turbine power plant installations. Sales to three major gas turbine manufacturers amounted to approximately 12% and 14% of the Company's consolidated sales in 1995 and 1994, respectively. Receivables outstanding with these customers represent approximately 10% and 22% of the Company's December 29, 1995 and December 30, 1994 accounts receivable balances, respectively.

Industrial products include businesses which are manufacturers of finishing products for industrial applications and of precision components for original equipment manufacturers throughout the world.
The Company's export sales by geographic area are summarized below
(in thousands):

                                                 For the Year Ended
                                      December 29    December 30    December 31
                                         1995           1994           1993
                                       -------        -------        -------
Asia ................................. $42,474        $30,264        $18,065
Middle East ..........................   4,787          8,380          9,351
Canada and Mexico ....................   7,626         10,741          5,699
Other ................................   8,065         11,666          9,840
                                       -------        -------        -------
                                       $62,952        $61,051        $42,955

NOTE THIRTEEN
-----------------------------------------
INTERIM FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------
Summarized quarterly financial data for 1995 and 1994 are presented below (in thousands of dollars, except per share amounts):

                                               Quarter
1995                         First     Second     Third     Fourth    Total
                            -------    -------   -------   -------   --------
Net sales ................ $108,666   $107,233   $96,453   $95,060   $407,412
Gross profit .............   23,912     23,409    19,003    21,900     88,224
Net income ...............    3,416      3,463     1,406     3,246     11,531
Earnings per share (1) ...      .17        .17       .07       .16        .56

                                               Quarter
1994                         First     Second     Third     Fourth    Total
                            -------    -------   -------   -------   --------
Net sales ................  $87,485    $90,885   $85,201   $93,067   $356,638
Gross profit .............   19,691     20,375    17,812    19,757    77,635
Income before cumulative
effect of change in
accounting principle .....    3,035      3,026     2,038     3,228     11,327
Net income ...............    2,823      3,026     2,038     3,228     11,115
Earnings per share: (1)
  Income before cumulative
  effect of change in
  accounting principle ...      .15        .15       .10       .16        .55
  Net income .............      .14        .15       .10       .16        .54

(1) The sum of the quarterly earnings per share do not equal the total for the year due to rounding.

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Shareholders of Jason Incorporated
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Jason Incorporated and its subsidiaries at December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits effective January 1, 1994 and for postretirement benefits other than pensions effective December 26, 1992.

Price Waterhouse LLP

Milwaukee, Wisconsin
January 30, 1996


OPERATING RESULTS
(in thousands except per share data)             December 29    December 30    December 31   December 25    December 27
                                                    1995           1994           1993          1992           1991
                                                  --------       --------       --------      --------       ----------
Net sales                                         $407,412       $356,638       $235,397      $206,977       $160,655
Cost of sales                                      319,188        279,003        183,516       161,699        126,304
Gross profit                                        88,224         77,635         51,881        45,278         34,351
Operating income                                    29,679         26,843         17,690        13,929         12,234
Interest expense                                    (9,932)        (7,313)        (3,901)       (3,788)        (3,957)
Fire insurance gain                                   ----           ----          2,192          ----           ----
Other income (expense)                                (185)          (208)           (70)         (369)          (278)
Income before income taxes and cumulative
  effect of change in accounting principles         19,562         19,322         15,911         9,772          7,999
Income before cumulative effect of change
 in accounting principles                           11,531         11,327          9,743         6,010          4,919
Net income                                        $ 11,531       $ 11,115       $  6,496      $  6,010       $  4,919
Earnings per share (1)
  Income before cumulative effect of
    change in accounting principles               $    .56       $    .55       $    .52      $    .32       $    .28
  Net income                                      $    .56       $    .54       $    .34      $    .32       $    .28



BALANCE SHEET DATA
(in thousands)                                   December 29    December 30    December 31   December 25    December 27
                                                    1995           1994           1993          1992           1991
                                                  --------       --------       --------      --------       ----------
Total assets                                      $279,527       $233,541       $197,374      $111,953       $108,703
Long-term debt                                    $110,067       $ 76,422       $ 93,922      $ 36,346       $ 40,600
Working capital                                   $ 47,670       $ 35,136       $ 53,360      $ 30,174       $ 28,725
Shareholders' equity                              $ 86,218       $ 74,371       $ 48,174      $ 41,331       $ 34,851

(1) See Note 1 of financial statements.

No cash dividends have been declared on the Company's common stock for the years presented.
