Form 10-Q
period 1996-03-29
JASON INC
filed 1996-05-08
CIK 813471

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q
(Mark One)
    _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996   or

    ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to _______________

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


On March 29, 1996 there were outstanding 20,139,673 shares of the Registrant's $.10 par value common stock.



                               JASON INCORPORATED

                                    FORM 10-Q

                                 MARCH 29, 1996

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                      PAGE NO.
                                                                    --------

Statements of Income for the Three Months
  Ended March 29, 1996 and March 31, 1995 ......................       3

Balance Sheets as at March 29, 1996 and
  December 29, 1995 ............................................       4

Statements of Cash Flows for the Three Months
   Ended March 29, 1996 and March 31, 1995 .....................       5

Notes to Financial Statements ..................................      6-7

Management's Discussion and Analysis of
  Results of Operations and Financial Condition ................      8-10


PART II.  OTHER INFORMATION

Item 1 Legal Proceedings .......................................       10

Item 2 Changes in Securities ...................................       10

Item 3 Defaults Upon Senior Securities .........................       10

Item 4 Submission of Matters to a Vote of
          Security Holders .....................................       10

Item 5 Other Information .......................................       10

Item 6 (a)  Exhibits ...........................................       10

       (b)  Reports on Form 8-K ................................       10

Signatures .....................................................       11







                                   JASON INCORPORATED
                                  STATEMENTS OF INCOME

                      (Dollars In Thousands, Except Earnings Per Share)
                      -------------------------------------------------



                                            FOR THE THREE MONTHS ENDED
                                         -------------------------------
                                         MARCH 29,            MARCH 31,
                                              1996                 1995
                                         ---------            ---------
                                                   (UNAUDITED)
                                                   -----------
NET SALES                              $   104,631          $   108,666

COST OF SALES                               83,173               84,754
                                           --------             --------
  Gross Profit                              21,458               23,912

SELLING AND ADMINISTRATIVE EXPENSES         14,724               15,442
                                           --------             --------
  Operating Income                           6,734                8,470

INTEREST EXPENSE                             2,382                2,428

OTHER (INCOME) EXPENSE                         (70)                 162
                                           --------             --------
  Income Before Income Taxes                 4,422                5,880

PROVISION FOR INCOME TAXES                   1,813                2,464
                                           --------             --------
NET INCOME                             $     2,609          $     3,416
                                           ========             ========

NET INCOME PER SHARE                   $      0.13          $      0.17
                                           ========             ========

AVERAGE SHARES OUTSTANDING              20,515,000           20,618,000
                                        ===========          ===========





                                       JASON INCORPORATED
                                         BALANCE SHEETS

                                    (Dollars in Thousands)
                                    ----------------------

                                                                    MARCH 29,             DECEMBER 29,
                                                                      1996                    1995
                                                                   -----------            ------------
                                                                   (Unaudited)
ASSETS                                                             -----------
- - ------
Current Assets
  Cash                                                           $      2,232           $        1,890
  Accounts Receivable                                                  57,252                   54,819
  Inventories (Note 3)                                                 34,358                   35,602
  Costs And Earnings In Excess Of
   Billings On Uncompleted Contracts                                   12,991                    9,999
  Deferred Income Taxes                                                 8,045                    8,045
  Other Current Assets                                                  4,347                    4,179
                                                                      -------                  -------
    Total Current Assets                                              119,225                  114,534
                                                                      -------                  -------
Property, Plant and Equipment
  Cost                                                                130,484                  124,322
  Less - Accumulated Depreciation                                     (58,293)                 (55,512)
                                                                      --------                 --------
    Net Property, Plant and Equipment                                  72,191                   68,810
                                                                      -------                  -------
Intangible Assets                                                      92,846                   94,171
Other Assets                                                            1,872                    2,012
                                                                      -------                  -------
                                                                 $    286,134           $      279,527
                                                                      =======                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
  Current Portion of Long-Term Debt                              $      3,267           $        3,386
  Accounts Payable                                                     28,102                   27,361
  Accrued Compensation & Employee Benefits                              9,791                   12,553
  Accrued Warranty                                                      3,466                    3,289
  Accrued Interest                                                      2,246                    1,275
  Accrued Income Taxes                                                    983                    1,968
  Other Current Liabilities                                             6,938                    8,037
  Billings In Excess Of Costs And                                           0                        0
   Earnings On Uncompleted Contracts                                    9,129                    8,995
                                                                      -------                  -------
    Total Current Liabilities                                          63,922                   66,864

Revolving Loan                                                         32,775                   27,010
Other Long-Term Debt                                                   83,057                   83,057
Deferred Income Taxes                                                   9,694                    8,062
Other Long-Term Liabilities                                             1,972                    2,448
Postemployment & Postretirement Health
 And Other Benefits                                                     5,891                    5,868
                                                                      -------                  -------
    Total Liabilities                                                 197,311                  193,309
                                                                      -------                  -------
Commitments and Contingencies                                             ---                     ---







SHAREHOLDERS' EQUITY
- - --------------------
Common Stock & Additional
  Contributed Capital                                                  34,619                   34,535
Retained Earnings                                                      54,366                   51,757
Foreign Currency Translation Adjustment                                  (162)                     (74)
                                                                      -------                  -------
    Total Shareholders' Equity                                         88,823                   86,218
                                                                      -------                  -------
                                                                 $    286,134           $      279,527
                                                                      =======                  =======




                                         JASON INCORPORATED
                                       STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)

                                                                            For The Three Months Ended
                                                                         ----------------------------------
                                                                          MARCH 29,                MARCH 31,
                                                                            1996                    1995
                                                                          --------                ---------
                                                                                      (UNAUDITED)
                                                                                      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------
  Net Income                                                           $       2,609            $      3,416
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
      Depreciation                                                             3,053                   3,299
      Amortization                                                             1,467                   1,520
      Deferred Income Taxes                                                    1,632                   1,786
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                                     (2,433)                   (731)
      Inventories                                                              1,244                    (350)
      Cost And Earnings In Excess Of Billings
       On Uncompleted Contracts                                               (2,992)                 (5,496)
      Other Current Assets                                                      (168)                  2,618
      Other Assets                                                                (2)                  1,182
      Accounts Payable                                                           741                   4,616
      Accrued Compensation & Employee Benefits                                (2,762)                 (1,802)
      Accrued Warranty                                                           177                    (114)
      Accrued Interest                                                           971                   1,077
      Accrued Income Taxes                                                      (985)                   (285)
      Billings In Excess Of Costs And Earnings
       On Uncompleted Contracts                                                  134                     704
      Other Liabilities                                                       (1,552)                   (355)
                                                                             -------                --------
        Total Adjustments                                                     (1,475)                  7,669
                                                                            --------                --------
Net Cash Provided By Operations                                                1,134                  11,085
                                                                            --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Net Assets                                                  ---                 (45,123)
      Acquisition Of Property, Plant And Equipment                            (6,453)                 (3,612)
      Disposal Of Property, Plant And Equipment - Net                             19                      13
      Other Net                                                                  (88)                    143
                                                                            --------              ----------
Net Cash Used For Investing Activities                                        (6,522)                (48,579)
                                                                            --------              ----------
Net Cash Used Before Financing Activities                                     (5,388)                (37,494)
                                                                            --------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                            34,945                  59,953
      Repayments Of Revolving Loan                                           (29,180)                (39,673)
      Repayments Of Other Long Term Debt                                        (119)                   (707)
      Proceeds From Convertible Notes                                            ---                  17,057
      Issuance Of Common Stock - Net                                              84                     ---
                                                                            --------              ----------
Net Cash Provided By Financing Activities                                      5,730                  36,630






                                                                            --------                --------
Net Increase (Decrease) In Cash                                                  342                    (864)
      Cash Beginning of Period                                                 1,890                   1,069
                                                                            --------                --------
      Cash End of Period                                               $       2,232            $        205
                                                                            ========                ========
      Cash Paid For:

      Interest                                                                 1,422                   1,355
      Income Taxes                                                             1,198                     963




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

The financial statements at March 29, 1996 and March 31, 1995 and for the three month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three month period ended March 29, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the first quarters of 1996 and 1995 amounted to 20,515,000 and 20,618,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.


NOTE 2 - ACQUISITIONS

On January 3, 1995, the Company completed the acquisition of Milsco Manufacturing company for $45.5 million, including acquisition costs. Milsco is a designer and manufacturer of seating for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment.

The aforementioned acquisition has been accounted for using the purchase method and, as such, the operating results have been included in the Company's financial statements since the acquisition date.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                         MARCH 29,     DECEMBER 29,
                            1996           1995
                         ---------     ------------
                        (Unaudited)
Raw materials            $16,735        $18,134
Work in process            5,171          4,519
Finished goods            12,452         12,949
                         -------        -------
                         $34,358        $35,602
                         =======        =======




                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended March 29, 1996 compared to the three months ended March 31, 1995:

Sales for the three months ended March 29, 1996 decreased by 4% from $108,666,000 for the three months ended March 31, 1995 to $104,631,000. Sales of power generation products decreased by 9% from $34,977,000 to $31,771,000. Sales of motor vehicle products decreased by 2% from $39,451,000 to $38,758,000. Sales of industrial products were $34,102,000 which was about the same as last year's first quarter sales of $34,238,000.

The lower power generation sales for the first quarter of 1996 compared to last year was a result of a lower power generation backlog at the beginning of 1996 which was $69 million compared to $74 million a year earlier. Bookings in the first quarter of $53 million were up 33% compared to $40 million in the first quarter of 1995. Sales in the first quarter of $32 million compared to $35 million in the first quarter of 1995 leaving a backlog at the end of the first quarter of 1996 of $90 million compared to $79 million a year ago. With the significant increase in bookings in the first quarter of 1996 compared to last year and the higher ending backlog, management believes sales for the remainder of the year will exceed that of last year.

The lower motor vehicle products sales was a result of the U.S. automobile industry building 13% fewer vehicles in the first quarter of 1996 than they did last year. However, sales of the Company's automotive products declined only 9% due to a greater content per vehicle which is a result of improved sales of the Company's Marabond moldable insulation product. The 17 day strike at General Motors in March 1996 was a major factor in the reduction in vehicle production
and the Company's sales in the first quarter.   The U.S. automotive industry has
announced a production schedule for the second quarter of 1996 that is about the same as the production level in the second quarter of 1995. Dealer inventories are down to 64 days compared to 72 days at the end of the first quarter of 1995 to 64 days. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the second quarter.

Industrial products sales in the first quarter of 1996 were about the same as last year with the Osborn brush and JacksonLea buff and compound businesses up slightly and the Koller expanded metal, wire form, stamped components and assembled products operations down slightly. With the improvement in the economy, it is expected that sales for the industrial products segment for the second quarter will be up compared to the prior year.

Operating income declined in the first quarter of 1996 from $8,470,000 in the first quarter of 1995 to $6,734,000.

Operating income for the power generation products segment declined from $2,516,000 in the first quarter of 1995 to $866,000. The decline in operating income is the result of lower volume and a less profitable product mix which included start up costs associated with the Company's new inlet filter product line.

Operating income for the motor vehicle products segment declined from $4,401,000 in the first quarter of 1995 to $3,885,000 due primarily to lower volume which was due in large part to the GM strike. This was partially offset by improved operating income at Milsco which generated higher sales of original equipment and parts and accessories items for Harley-Davidson as well as higher sales of lawn and turf care and agricultural equipment.

Operating income for the industrial products segment improved from $2,124,000 in the first quarter of 1995 to $2,435,000. This increase in operating income was a result of an improvement in sales volume at Osborn and JacksonLea and lower material costs at Koller.

Corporate expenses for the first quarter of 1996 were $452,000 compared to $571,000 last year. This decrease is primarily due to a decrease in management incentive compensation.

Interest expense declined slightly in the first quarter of 1996 from $2,428,000 in the first quarter of 1995 to $2,382,000 due to slightly lower interest rates. Other income in the first quarter of 1996 represents royalty income from foreign licensees of the Company's finishing products plus income from foreign joint ventures offset by deferred financing cost amortization. Other expense in the first quarter of 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of March 29, 1996, the Company had available unused borrowing capacity of $54,262,000 under its bank revolving loan facility.

During the first quarter of 1995, the Company also satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1995, the purchase price for Milsco amounting to $45.5 million was financed by an extension of the Company's bank revolving loan facility and $17 million of proceeds from the issuance of convertible notes to several of the former shareholders of Milsco. In May 1995, the Company completed a $20 million private debt placement with an insurance company, the proceeds of which were used to pay down the revolving loan. The revolving loan commitment was then reduced from $115 million to $95 million.

During the first quarter of 1996, working capital increased by $7,633,000 from $47,670,000 at December 29, 1995 to $55,303,000 at March 29, 1996. This
increase was a result of strong bookings in the first quarter, particularly in power generation, requiring an increase in working capital for new jobs in progress. During the first quarter of 1996, the Company generated $1,134,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first quarter of 1996 and 1995, the Company made capital expenditures of $6,453,000 and $3,612,000, respectively. The major first quarter 1996 expenditures were in the motor vehicle segment for equipment to support new Marabond programs at Janesville Products and for plant and office additions to support an increased level of business at Milsco. The major first quarter 1995 expenditures were in the motor vehicle products segment for equipment at Janesville Products to support new molded Marabond programs and to improve efficiency and at Koller, Milsco and Sackner to support new programs at those locations. Capital expenditures for 1996 are anticipated to approximate $22.0 million. No significant commitments are outstanding as of March 29, 1996.


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


ITEM 1    Legal Proceedings - None

ITEM 2    Changes in Securities - None

ITEM 3    Defaults Upon Senior Securities - None

ITEM 4    Submission of Matters to a vote of Security Holders - None

ITEM 5    Other information:
               On April 24, 1996, the Board of Directors appointed Mark Train President of the Company. Vincent Martin remains Chairman and Chief Executive Officer.

ITEM 6    (a)  Exhibits - None
          (b)  Reports on Form 8-K - None




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         JASON INCORPORATED (Registrant)


                         by ________________________
                         Mark Train
                         President
                         (Chief Financial Officer)