Form 10-Q
period 1996-06-28
JASON INC
filed 1996-08-06
CIK 813471

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q
(Mark One)
    _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 28 1996   or

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

                    Yes   _X_            No   ___


On June 28, 1996 there were outstanding 20,139,673 shares of the Registrant's $.10 par value common stock.



                               JASON INCORPORATED

                                    FORM 10-Q

                                  JUNE 28, 1996

                                      INDEX


PART I.  FINANCIAL INFORMATION                                      PAGE NO.

Statements of Income for the Three Months
  Ended June 28, 1996 and June 30, 1995 ..........................     3

Statements of Income for the Six Months
  Ended June 28, 1996 and June 30, 1995 ..........................     4

Balance Sheets as at June 28, 1996 and
  December 29, 1995 ..............................................     5

Statements of Cash Flows for the Six Months
  Ended June 28, 1996 and June 30, 1995 ..........................     6

Notes to Financial Statements ....................................   7 - 8

Management's Discussion and Analysis of
  Results of Operations and Financial Condition ..................   9 - 12


PART II.  OTHER INFORMATION

Item 1 Legal Proceedings .........................................     12

Item 2 Changes in Securities .....................................     12

Item 3 Defaults Upon Senior Securities ...........................     12

Item 4 Submission of Matters to a Vote of
          Security Holders .......................................     12

Item 5 Other Information .........................................     12

Item 6 (a)  Exhibits .............................................     12

       (b)  Reports on Form 8-K ..................................     12

Signatures .......................................................     13





                             JASON INCORPORATED
                            STATEMENTS OF INCOME

            (Dollars In Thousands, Except Earnings Per Share)
            -------------------------------------------------




                                        FOR THE THREE MONTHS ENDED
                                       -------------------------------
                                       JUNE 28,              JUNE 30,
                                           1996                  1995
                                       ---------             ---------
                                                (UNAUDITED)
                                                -----------

NET SALES                            $  111,034            $  107,233

COST OF SALES                            87,920                83,824
                                        -------               -------
  Gross Profit                           23,114                23,409

SELLING AND ADMINISTRATIVE EXPENSES      15,855                14,892
                                        -------               -------
  Operating Income                        7,259                 8,517

INTEREST EXPENSE                          2,388                 2,514

OTHER EXPENSE                                14                    44
                                        -------               -------
  Income Before Income Taxes              4,857                 5,959

PROVISION FOR INCOME TAXES                1,991                 2,496
                                        -------               -------
NET INCOME                           $    2,866            $    3,463
                                        =======               =======

NET INCOME PER SHARE                 $     0.14            $     0.17
                                        =======               =======

AVERAGE SHARES OUTSTANDING           20,604,000            20,648,000
                                     ==========            ==========




                             JASON INCORPORATED
                            STATEMENTS OF INCOME

             (Dollars In Thousands, Except Earnings Per Share)
             -------------------------------------------------




                                           FOR THE SIX MONTHS ENDED
                                        -------------------------------
                                        JUNE 28,              JUNE 30,
                                            1996                  1995
                                        ---------             ---------
                                                 (UNAUDITED)
                                                 -----------

NET SALES                             $  215,665            $  215,899

COST OF SALES                            171,093               168,578
                                         -------               -------
  Gross Profit                            44,572                47,321

SELLING AND ADMINISTRATIVE EXPENSES       30,579                30,334
                                         -------               -------
  Operating Income                        13,993                16,987

INTEREST EXPENSE                           4,770                 4,942

OTHER (INCOME) EXPENSE                       (56)                  206
                                         -------               -------
  Income Before Income Taxes               9,279                11,839

PROVISION FOR INCOME TAXES                 3,804                 4,960
                                         -------               -------
NET INCOME                            $    5,475            $    6,879
                                         =======               =======

NET INCOME PER SHARE                  $     0.27            $     0.33
                                         =======               =======

AVERAGE SHARES OUTSTANDING            20,556,000            20,633,000
                                      ==========            ==========




                                           JASON INCORPORATED
                                              BALANCE SHEETS

                                        (Dollars in Thousands)
                                        ----------------------


                                                JUNE 28,           DECEMBER 29,
                                                     1996             1995
                                               ---------           ------------
                                              (Unaudited)
ASSETS                                        -----------
- ------
Current Assets
  Cash                                      $       2,090          $      1,890
  Accounts Receivable                              65,795                54,819
  Inventories (Note 3)                             33,920                35,602
  Costs And Earnings In Excess Of
   Billings On Uncompleted Contracts               14,820                 9,999
  Deferred Income Taxes                             8,045                 8,045
  Other Current Assets                              5,079                 4,179
                                                 --------              --------
    Total Current Assets                          129,749               114,534
                                                 --------              --------
Property, Plant and Equipment
  Cost                                            134,619               124,322
  Less - Accumulated Depreciation                 (61,373)              (55,512)
                                                 ---------             ---------
    Net Property, Plant and Equipment              73,246                68,810
                                                 --------              --------
Intangible Assets                                  91,867                94,171
Other Assets                                        1,824                 2,012
                                                 --------              --------
                                            $     296,686          $    279,527
                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Current Portion of Long-Term Debt         $       3,250          $      3,386
  Accounts Payable                                 30,522                27,361
  Accrued Compensation & Employee Benefits         10,582                12,553
  Accrued Warranty                                  3,507                 3,289
  Accrued Interest                                  1,291                 1,275
  Accrued Income Taxes                                601                 1,968
  Other Current Liabilities                         7,701                 8,037
  Billings In Excess Of Costs And
   Earnings On Uncompleted Contracts               13,419                 8,995
                                                 --------              --------
    Total Current Liabilities                      70,873                66,864

Revolving Loan                                     34,550                27,010
Other Long-Term Debt                               83,057                83,057
Deferred Income Taxes                               8,624                 8,062
Other Long-Term Liabilities                         1,979                 2,448
Postemployment & Postretirement Health
 And Other Benefits                                 5,931                 5,868
                                                 --------              --------
    Total Liabilities                             205,014               193,309
                                                 --------              --------

Commitments and Contingencies                     ---                    ---

SHAREHOLDERS' EQUITY
- --------------------
Common Stock & Additional
  Contributed Capital                              34,619                34,535
Retained Earnings                                  57,232                51,757
Foreign Currency Translation Adjustment              (179)                  (74)
                                                 ---------             ---------
    Total Shareholders' Equity                     91,672                86,218
                                                 --------              --------
                                            $     296,686          $    279,527
                                                 ========              ========



                                         JASON INCORPORATED
                                      STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)

                                                              For The Six Months Ended
                                                          --------------------------------
                                                          June 28,               June 30,
                                                              1996                   1995
                                                          ---------              ---------
                                                                    (UNAUDITED)
                                                                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                            $    5,475             $    6,879
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
      Depreciation                                           6,165                  6,494
      Amortization                                           2,938                  3,000
      Deferred Income Taxes                                    562                    257
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                  (10,976)                   426
      Inventories                                            1,682                 (2,408)
      Cost And Earnings In Excess Of Billings
       On Uncompleted Contracts                             (4,821)                (9,497)
      Other Current Assets                                    (900)                 2,579
      Other Assets                                            (446)                   973
      Accounts Payable                                       3,161                  5,004
      Accrued Compensation & Employee Benefits              (1,971)                  (548)
      Accrued Warranty                                         218                   (554)
      Accrued Interest                                          16                    351
      Accrued Income Taxes                                  (1,367)                  (253)
      Billings In Excess Of Costs And Earnings
       On Uncompleted Contracts                              4,424                 (4,913)
      Other Liabilities                                       (742)                   539
                                                            -------                -------
        Total Adjustments                                   (2,057)                 1,450
                                                            -------                -------
Net Cash Provided By Operations                              3,418                  8,329
                                                            -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Net Assets                                                   (45,123)
      Acquisition Of Property, Plant And Equipment         (10,622)                (7,929)
      Disposal Of Property, Plant And Equipment - Net           21                    224
      Other Net                                               (105)                   112
                                                           --------               --------
Net Cash Used For Investing Activities                     (10,706)               (52,716)
                                                           --------               --------
Net Cash Used Before Financing Activities                   (7,288)               (44,387)
                                                            -------               --------
CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                          66,455                 81,713
      Repayments Of Revolving Loan                         (58,915)               (74,723)
      Repayments Of Other Long Term Debt                      (136)                19,293
      Proceeds From Convertible Notes                                              17,057
      Issuance Of Common Stock - Net                            84                     34
                                                            -------                -------
Net Cash Provided By Financing Activities                    7,488                 43,374
                                                            -------                -------
Net Increase (Decrease) In Cash                                200                 (1,013)
      Cash Beginning of Period                               1,890                  1,069
                                                            -------                -------
      Cash End of Period                                $    2,090             $       56
                                                            =======                =======
      Cash Paid For:

      Interest                                               4,726                  4,497
      Income Taxes                                           4,645                  4,952



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

The financial statements at June 28, 1996 and June 30, 1995 and for the three and six month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six month periods ended June 28, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the second quarters of 1996 and 1995 amounted to 20,604,000 and 20,648,000, respectively. The weighted average number of common and common equivalent shares outstanding during the first six months of 1996 and 1995 amounted to 20,556,000 and 20,633,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.


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


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                         JUNE 28,      DECEMBER 29,
                           1996           1995
                         --------      ------------
                        (Unaudited)

Raw materials            $16,914        $18,134
Work in process            4,824          4,519
Finished goods            12,182         12,949
                         -------        -------
                         $33,920        $35,602
                         =======        =======




                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended June 28, 1996 compared to the three months ended June 30, 1995:

Sales for the three months ended June 28, 1996 increased by 4% from $107,233,000 for the three months ended June 30, 1995 to $111,034,000. Sales of power generation products decreased by 3% from $37,109,000 to $35,879,000. Sales of motor vehicle products increased by 8% from $37,990,000 to $41,183,000. Sales of industrial products increased by 6% from $32,134,000 to $33,972,000.

The lower power generation sales for the second quarter of 1996 compared to last year was a result of a lower power generation backlog at the beginning of 1996 which was $69 million compared to $74 million a year earlier. Bookings in the first half of 1996 of $100 million were up 39% compared to $72 million in the first half of 1995. Sales in the first half of 1996 of $68 million compared to $72 million in the first half of 1995 leaving a backlog at the end of the first half of 1996 of $101 million compared to $74 million a year ago. With the significant increase in bookings in the first quarter of 1996 compared to last year and the higher ending backlog, management believes sales for the remainder of the year will exceed that of last year.

The higher motor vehicle products sales was a result of the U.S. automobile industry building 3% more vehicles in the second quarter of 1996 than they did last year. However, sales of the Company's automotive products increased by 7% due to a greater content per vehicle which is a result of improved sales of the Company's Marabond_ moldable insulation product. The U.S. automotive industry has announced a production schedule for the third quarter of 1996 that is above the production level in the third quarter of 1995. Dealer inventories are down to 61 days compared to 65 days at the end of the second quarter of 1995. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the third quarter.

Industrial products sales in the second quarter of 1996 were up compared to last year with the Osborn brush and JacksonLea buff and compound businesses and the Koller expanded metal, wire form, stamped components and assembled products operations all showing increases in the quarter compared to last year. With the improvement in the economy, it is expected that sales for the industrial products segment for the third quarter will be up compared to the prior year.

Operating income declined in the second quarter of 1996 from $8,517,000 in the second quarter of 1995 to $7,259,000.

Operating income for the power generation products segment declined from $3,424,000 in the second quarter of 1995 to $1,315,000. The decline in operating income is the result of lower volume and a less profitable product mix which included start up costs associated with the Company's new inlet filter product line.

Operating income for the motor vehicle products segment improved from $4,033,000 in the second quarter of 1995 to $4,294,000 due primarily to higher automotive products volume and improved operating income at Milsco which generated higher sales of original equipment and parts and accessories items for Harley-Davidson as well as higher sales of lawn and turf care and agricultural equipment.

Operating income for the industrial products segment improved from $1,680,000 in the second quarter of 1995 to $2,212,000. This increase in operating income was a result of an improvement in sales volume at Osborn, JacksonLea and Koller.

Corporate expenses for the second quarter of 1996 were $562,000 compared to $620,000 last year. This decrease is primarily due to a decrease in management incentive compensation.

Interest expense declined slightly in the second quarter of 1996 from $2,514,000 in the second quarter of 1995 to $2,388,000 due to slightly lower interest rates. Other expense in the second quarter of 1996 represents deferred financing cost amortization offset by royalty income from foreign licensees of the Company's finishing products plus income from foreign joint ventures. Other expense in the second quarter of 1995 represents deferred financing cost amortization partially offset by royalty income.

Six months ended June 28, 1996 compared to the six months ended June 30, 1995:

Sales for the six months ended June 28, 1996 of $215,665,000 were about the same as the sales for the six months ended June 30, 1995 of $215,899,000. Sales of power generation products decreased by 6% from $72,086,000 to $67,650,000.
Sales of motor vehicle products increased by 3% from $77,441,000 to $79,941,000. Sales of industrial products increased by 3% from $66,372,000 to $68,074,000.

The lower power generation sales for the first half of 1996 compared to last year was a result of a lower power generation backlog at the beginning of 1996 which was $69 million compared to $74 million a year earlier. Bookings in the first half of 1996 of $100 million were up 39% compared to $72 million in the first half of 1995. Sales in the first half of 1996 of $68 million compared to $72 million in the first half of 1995 leaving a backlog at the end of the first half of 1996 of $101 million compared to $74 million a year ago. With the significant increase in bookings in the first quarter of 1996 compared to last year and the higher ending backlog, management believes sales for the remainder of the year will exceed that of last year.

Motor vehicle products sales increased in the first half of 1996 compared to last year even though the U.S. automobile industry built 5% fewer vehicles in the first half of 1996 than they did last year. However, sales of the Company's automotive products were about the same as last year due to a greater content per vehicle which is a result of improved sales of the Company's Marabond_ moldable insulation product. The U.S. automotive industry has announced a production schedule for the third quarter of 1996 that is above the production level in the third quarter of 1995. Dealer inventories are down to 61 days compared to 65 days at the end of the second quarter of 1995. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the third quarter.

Industrial products sales in the first half of 1996 were up compared to last year with the Osborn brush and JacksonLea buff and compound businesses showing increases in the first half compared to last year and the Koller expanded metal, wire form, stamped components and assembled products operations generating sales at about the same level as last year. With the improvement in the economy, it is expected that sales for the industrial products segment for the third quarter will be up compared to the prior year.

Operating income declined in the first half of 1996 from $16,987,000 in the first half of 1995 to $13,993,000.

Operating income for the power generation products segment declined from $5,940,000 in the first half of 1995 to $2,181,000. The decline in operating income is the result of lower volume and a less profitable product mix which included start up costs associated with the Company's new inlet filter product line.

Operating income for the motor vehicle products segment declined slightly from $8,434,000 in the first half of 1995 to $8,180,000 due primarily to lower automotive products volume which was almost completely offset by improved operating income at Milsco which generated higher sales of original equipment and parts and accessories items for Harley-Davidson as well as higher sales of lawn and turf care and agricultural equipment.

Operating income for the industrial products segment improved from $3,804,000 in the first half of 1995 to $4,647,000. This increase in operating income was a result of an improvement in sales volume at Osborn and JacksonLea and lower material costs at Koller.

Corporate expenses for the first half of 1996 were $1,014,000 compared to $1,191,000 last year. This decrease is primarily due to a decrease in management incentive compensation.

Interest expense declined slightly in the first half of 1996 from $4,942,000 in the first half of 1995 to $4,770,000 due to slightly lower interest rates. Other income in the first half of 1996 represents royalty income from foreign licensees of the Company's finishing products plus income from foreign joint ventures offset by deferred financing cost amortization. Other expense in the first half of 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income.


LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1996, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of June 28, 1996, the Company had available unused borrowing capacity of $43,758,000 under its bank revolving loan facility.

During the first half of 1995, the Company also satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1995, the purchase price for Milsco amounting to $45.5 million was financed by an extension of the Company's bank revolving loan facility and $17 million of proceeds from the issuance of convertible notes to several of the former shareholders of Milsco. In May 1995, the Company completed a $20 million private debt placement with an insurance company, the proceeds of which were used to pay down the revolving loan. The revolving loan commitment was then reduced from $115 million to $95 million.

During the first half of 1996, working capital increased by $11,206,000 from $47,670,000 at December 29, 1995 to $58,876,000 at June 28, 1996. This increase was a result of strong bookings in the first half, particularly in power generation, requiring an increase in working capital for new jobs in progress. During the first half of 1996, the Company generated $3,418,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first half of 1996 and 1995, the Company made capital expenditures of $10,622,000 and $7,929,000, respectively. The major first half 1996 expenditures were in the motor vehicle segment for equipment to support new Marabond_ programs at Janesville Products and for plant and office additions to support an increased level of business at Milsco. The major first half 1995 expenditures were in the motor vehicle products segment for equipment at Janesville Products to support new molded Marabond_ programs and to improve efficiency and at Koller, Milsco and Sackner to support new programs at those locations. Capital expenditures for 1996 are anticipated to approximate $22.0 million. No significant commitments are outstanding as of June 28, 1996.


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

ITEM 1    Legal Proceedings - None

ITEM 2    Changes in Securities - None

ITEM 3    Defaults Upon Senior Securities - None

ITEM 4    Submission of Matters to a vote of Security Holders

          (a)    The Annual Meeting of Shareholders was held on April 24, 1996.

          (b)    Not Applicable.

          (c)    At the Annual Meeting the shareholders:

             (i)Voted to elect six directors to serve until the 1997 Annual
                 Meeting of Shareholders. Each nominee was elected by a vote of the shareholders as follows:

                    DIRECTOR             FOR             WITHHELD
                    --------             ---             --------
                Vincent L. Martin     17,126,635          63,986
                Mark Train            17,126,635          63,986
                Wayne C. Oldenburg    17,126,635          63,986
                Wayne G. Fethke       17,126,635          63,986
                David J. Drury        17,126,635          63,986
                Frank W. Jones        17,126,635          63,986


             (ii) Voted to ratify the appointment of Price Waterhouse as independent auditors of the Corporation for the 1996 fiscal year as follows:

                   FOR:       17,147,551
                   AGAINST:       11,750
                   ABSTAIN:       31,320

          (d)    Not Applicable.

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