Form 10-Q
period 1996-09-27
JASON INC
filed 1996-11-05
CIK 813471

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q
(Mark One)
    _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27 1996   or

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

                    Yes   _X_            No   ___


On September 27, 1996 there were outstanding 20,139,673 shares of the Registrant's $.10 par value common stock.




                               JASON INCORPORATED

                                   FORM 10-Q

                               SEPTEMBER 27, 1996

                                    INDEX


PART I.  FINANCIAL INFORMATION                                      PAGE NO.

Statements of Income for the Three Months
  Ended September 27, 1996 and September 29, 1995 ................      3

Statements of Income for the Nine Months
  Ended September 27, 1996 and September 29, 1995 ................      4

Balance Sheets as at September 27, 1996 and
  December 29, 1995 ..............................................      5

Statements of Cash Flows for the Nine Months
  Ended September 27, 1996 and September 29, 1995 ................      6

Notes to Financial Statements ....................................   7 - 8

Management's Discussion and Analysis of
  Results of Operations and Financial Condition ..................   9 - 12


PART II.  OTHER INFORMATION

Item 1 Legal Proceedings .........................................     13

Item 2 Changes in Securities .....................................     13

Item 3 Defaults Upon Senior Securities ...........................     13

Item 4 Submission of Matters to a Vote of
          Security Holders .......................................     13

Item 5 Other Information .........................................     13

Item 6 (a)  Exhibits .............................................     13

       (b)  Reports on Form 8-K ..................................     13

Signatures .......................................................     13















                             JASON INCORPORATED
                            STATEMENTS OF INCOME

            (Dollars In Thousands, Except Earnings Per Share)
            -------------------------------------------------




                                            FOR THE THREE MONTHS ENDED
                                       -----------------------------------
                                       SEPTEMBER 27,         SEPTEMBER 29,
                                           1996                  1995
                                       -------------        --------------
                                                   (UNAUDITED)
                                                   -----------

NET SALES                            $  106,730               $   96,453

COST OF SALES                            85,408                   77,450
                                        -------                  -------
  Gross Profit                           21,322                   19,003

SELLING AND ADMINISTRATIVE EXPENSES      15,266                   14,046
                                        -------                  -------
  Operating Income                        6,056                    4,957

INTEREST EXPENSE                          2,396                    2,579

OTHER EXPENSE                                58                       43
                                        -------                  -------
  Income Before Income Taxes              3,602                    2,335

PROVISION FOR INCOME TAXES                1,332                      929
                                        -------                  -------
NET INCOME                           $    2,270               $    1,406
                                        =======                  =======

NET INCOME PER SHARE                 $     0.11               $     0.07
                                        =======                  =======

AVERAGE SHARES OUTSTANDING           20,604,000               20,691,000
                                     ==========               ==========













                             JASON INCORPORATED
                            STATEMENTS OF INCOME

             (Dollars In Thousands, Except Earnings Per Share)
             -------------------------------------------------




                                              FOR THE NINE MONTHS ENDED
                                        -----------------------------------
                                        SEPTEMBER 27,         SEPTEMBER 29,
                                            1996                  1995
                                        -------------         -------------
                                                   (UNAUDITED)
                                                   -----------

NET SALES                             $  322,395                $  312,352

COST OF SALES                            256,501                   246,028
                                         -------                   -------
  Gross Profit                            65,894                    66,324

SELLING AND ADMINISTRATIVE EXPENSES       45,845                    44,380
                                         -------                   -------
  Operating Income                        20,049                    21,944

INTEREST EXPENSE                           7,166                     7,521

OTHER (INCOME) EXPENSE                         2                       249
                                         -------                   -------
  Income Before Income Taxes              12,881                    14,174

PROVISION FOR INCOME TAXES                 5,136                     5,889
                                         -------                   -------
NET INCOME                            $    7,745                $    8,285
                                         =======                   =======

NET INCOME PER SHARE                  $     0.38                $     0.40
                                         =======                   =======

AVERAGE SHARES OUTSTANDING            20,571,000                20,653,000
                                      ==========                ==========
















                                          JASON INCORPORATED
                                            BALANCE SHEETS

                                        (Dollars in Thousands)
                                        ----------------------

                                              SEPTEMBER 27,        DECEMBER 29,
                                                  1996                1995
                                              -------------        ------------
                                               (Unaudited)
ASSETS                                         -----------
------
Current Assets
  Cash                                      $       1,992          $      1,890
  Accounts Receivable                              71,799                54,819
  Inventories (Note 3)                             35,490                35,602
  Costs And Earnings In Excess Of
   Billings On Uncompleted Contracts               17,672                 9,999
  Deferred Income Taxes                             8,045                 8,045
  Other Current Assets                              6,301                 4,179
                                                 --------              --------
    Total Current Assets                          141,299               114,534
                                                 --------              --------
Property, Plant and Equipment
  Cost                                            137,017               124,322
  Less - Accumulated Depreciation                 (64,350)              (55,512)
                                                 ---------             ---------
    Net Property, Plant and Equipment              72,667                68,810
                                                 --------              --------
Intangible Assets                                  90,759                94,171
Other Assets                                        1,820                 2,012
                                                 --------              --------
                                            $     306,545          $    279,527
                                                 ========              ========


















                                          JASON INCORPORATED
                                            BALANCE SHEETS

                                        (Dollars In Thousands)
                                        ----------------------

                                              SEPTEMBER 27,        DECEMBER 29,
                                                  1996                1995
                                              -------------        ------------
                                               (Unaudited)
                                               -----------


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Current Portion of Long-Term Debt         $       3,250          $      3,386
  Accounts Payable                                 31,159                27,361
  Accrued Compensation & Employee Benefits         11,924                12,553
  Accrued Warranty                                  3,836                 3,289
  Accrued Interest                                  2,289                 1,275
  Accrued Income Taxes                                229                 1,968
  Other Current Liabilities                         8,198                 8,037
  Billings In Excess Of Costs And
   Earnings On Uncompleted Contracts               16,109                 8,995
                                                 --------              --------
    Total Current Liabilities                      76,994                66,864

Revolving Loan                                     35,840                27,010
Other Long-Term Debt                               83,057                83,057
Deferred Income Taxes                               8,708                 8,062
Other Long-Term Liabilities                         1,993                 2,448
Postemployment & Postretirement Health
 And Other Benefits                                 5,942                 5,868
                                                 --------              --------
    Total Liabilities                             212,534               193,309
                                                 --------              --------

Commitments and Contingencies                     ---                    ---

SHAREHOLDERS' EQUITY
--------------------
Common Stock & Additional
  Contributed Capital                              34,619                34,535
Retained Earnings                                  59,502                51,757
Foreign Currency Translation Adjustment              (110)                  (74)
                                                 ---------             ---------
    Total Shareholders' Equity                     94,011                86,218
                                                 --------              --------
                                            $     306,545          $    279,527
                                                 ========              ========










                                         JASON INCORPORATED
                                      STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)



                                                       For The Nine Months Ended
                                                       -------------------------
                                                        September     September
                                                        27, 1996      29, 1995
                                                        ---------     ---------
                                                              (UNAUDITED)
                                                              -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                            $    7,745    $   8,285
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
      Depreciation                                           9,287        9,701
      Amortization                                           4,215        4,483
      Deferred Income Taxes                                    646         (797)
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                  (16,980)      (1,134)
      Inventories                                              112       (1,266)
      Cost And Earnings In Excess Of Billings
       On Uncompleted Contracts                             (7,673)      (9,165)
      Other Current Assets                                  (2,122)       5,468
      Other Assets                                            (611)         878
      Accounts Payable                                       3,798       (1,661)
      Accrued Compensation & Employee Benefits                (629)        (126)
      Accrued Warranty                                         547       (1,571)
      Accrued Interest                                       1,014        1,352
      Accrued Income Taxes                                  (1,739)        (311)
      Billings In Excess Of Costs And Earnings
       On Uncompleted Contracts                              7,114       (6,332)
      Other Liabilities                                       (220)         904
                                                            -------      -------
        Total Adjustments                                   (3,241)         423
                                                            -------      -------
Net Cash Provided By Operations                              4,504        8,708
                                                            -------      -------













                                         JASON INCORPORATED
                                      STATEMENTS OF CASH FLOWS
                                       (Dollars In Thousands)


                                                       For The Nine Months Ended
                                                       -------------------------
                                                        September     September
                                                        27, 1996      29, 1995
                                                        ---------     ---------
                                                              (UNAUDITED)


CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Net Assets                                         (45,123)
      Acquisition Of Property, Plant And Equipment         (13,178)     (11,827)
      Disposal Of Property, Plant And Equipment - Net           34          232
      Other Net                                                (36)          42
                                                           --------     --------
Net Cash Used For Investing Activities                     (13,180)     (56,676)
                                                           --------     --------
Net Cash Used Before Financing Activities                   (8,676)     (47,968)
                                                            -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                          98,070      108,818
      Repayments Of Revolving Loan                         (89,240)     (98,118)
      Proceeds (Repayments) Of Other Long Term Debt           (136)      19,293
      Proceeds From Convertible Notes                                    17,057
      Issuance Of Common Stock - Net                            84          134
                                                            -------      -------
Net Cash Provided By Financing Activities                    8,778       47,184
                                                            -------      -------
Net Increase (Decrease) In Cash                                102         (784)
      Cash Beginning of Period                               1,890        1,069
                                                            -------      -------
      Cash End of Period                                $    1,992   $      285
                                                            =======      =======
      Cash Paid For:

      Interest                                               6,073        6,014
      Income Taxes                                           6,231        6,946















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

The financial statements at September 27, 1996 and September 29, 1995 and for the three and nine month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine month periods ended September 27, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the third quarters of 1996 and 1995 amounted to 20,604,000 and 20,691,000, respectively. The weighted average number of common and common equivalent shares outstanding during the first nine months of 1996 and 1995 amounted to 20,571,000 and 20,653,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.





















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




NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                         SEPTEMBER 27,    DECEMBER 29,
                             1996             1995
                         ------------     ------------
                         (Unaudited)

Raw materials            $17,583            $18,134
Work in process            5,465              4,519
Finished goods            12,442             12,949
                         -------            -------
                         $35,490            $35,602
                         =======            =======



























                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended September 27, 1996 compared to the three months ended September 29, 1995:

Sales for the three months ended September 27, 1996 increased by 11% from $96,453,000 for the three months ended September 29, 1995 to $106,730,000. Sales of power generation products increased by 18% from $31,309,000 to $37,012,000. Sales of motor vehicle products increased by 12% from $33,337,000 to $37,176,000. Sales of industrial products increased by 2% from $31,807,000 to $32,542,000.

The higher power generation sales for the third quarter of 1996 compared to last year was a result of a higher power generation backlog at the beginning of the third quarter of 1996 which was $101 million compared to $74 million a year earlier. Bookings in the third quarter of 1996 of $30 million were up 50% compared to $20 million in the third quarter of 1995. Sales in the third quarter of 1996 of $37 million compared to $31 million in the third quarter of 1995 leaving a backlog at the end of the third quarter of 1996 of $94 million compared to $63 million a year ago. With this significant increase in backlog, management believes power generation sales for the remainder of the year will exceed that of last year.

The higher motor vehicle products sales were a result of the U.S. automobile industry building 7% more vehicles in the third quarter of 1996 than they did last year. In addition, an increase in the sales of the Company's Marabond_ moldable insulation product created greater content per vehicle and resulted in an 11% increase in sales of the Company's automotive products. Sales for Milsco also increased in the third quarter compared to last year due to higher sales of original equipment and parts and accessories items for Harley-Davidson as well as higher sales of lawn and turf care and agricultural equipment. The U.S. automotive industry has announced a production schedule for the fourth quarter of 1996 that is above the production level in the fourth quarter of 1995.
Dealer inventories are down to 60 days compared to 68 days at the end of the third quarter of 1995. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the fourth quarter.

Industrial products sales in the third quarter of 1996 were up compared to last year with the Osborn brush and JacksonLea buff and compound businesses and the Koller expanded metal, wire form, stamped components and assembled products operations all showing increases in the quarter compared to last year. With the improvement in the economy, it is expected that sales for the industrial products segment for the fourth quarter will be up compared to the prior year.

Operating income declined in the third quarter of 1996 from $4,957,000 in the third quarter of 1995 to $6,056,000.

Operating income for the power generation products segment declined from $1,944,000 in the third quarter of 1995 to $1,572,000. The decline in operating income is the result of lower price levels and a less profitable product mix.



Operating income for the motor vehicle products segment improved from $1,930,000 in the third quarter of 1995 to $3,025,000 due primarily to higher volume and improved operating margins at the automotive operations which is a result of a more favorable product mix and the elimination of start up costs associated with the start up of a new plant last year. Operating earnings at Milsco also increased as a result of the above mentioned higher volume.

Operating income for the industrial products segment improved from $1,676,000 in the third quarter of 1995 to $2,073,000. This increase in operating income was a result of an improvement in sales volume and margins at JacksonLea and Koller.

Corporate expenses for the third quarter of 1996 were $614,000 compared to $593,000 last year.

Interest expense declined in the third quarter of 1996 from $2,579,000 in the third quarter of 1995 to $2,396,000 due to lower average debt outstanding and slightly lower interest rates.

Other expense in the third quarter of 1996 and 1995 represents deferred financing cost amortization offset by royalty income from foreign licensees of the Company's finishing products.

Nine months ended September 27, 1996 compared to the nine months ended September 29, 1995:

Sales for the nine months ended September 27, 1996 increased by 3% from $312,352,000 for the nine months ended September 29, 1995 to $322,395,000.
Sales of power generation products increased by 1% from $103,395,000 to $104,662,000. Sales of motor vehicle products increased by 6% from $110,778,000 to $117,117,000. Sales of industrial products increased by 2% from $98,179,000 to $100,616,000.

The approximately equal level of power generation sales for the first nine months of 1996 compared to last year was a result of a lower power generation backlog at the beginning of 1996 which was $69 million compared to $74 million a year earlier offset by significantly higher bookings in the first nine months of $130 million, up 40% compared to $92 million in the first nine months of 1995. Sales in the first nine months of $105 million compared to $103 million in the first nine months of 1995 leaving a backlog at the end of the first nine months of 1996 of $94 million compared to $63 million a year ago. With the significant increase in bookings in the first nine months of 1996 compared to last year and the higher ending backlog, management believes power generation sales for the remainder of the year will exceed that of last year.

Motor vehicle products sales increased in the first nine months of 1996 compared to last year even though the U.S. automobile industry built 1% fewer vehicles in the first nine months of 1996 than they did last year. However, sales of the Company's automotive products were up compared to last year due to a greater content per vehicle which is a result of improved sales of the Company's Marabond_ moldable insulation product. Sales for Milsco also increased compared to last year due to higher sales of original equipment and parts and accessories items for Harley-Davidson as well as higher sales of lawn and turf care and agricultural equipment. This favorable trend is expected to continue in the fourth quarter. The U.S. automotive industry has announced a production schedule for the fourth quarter of 1996 that is above the production level in the fourth quarter of 1995. Dealer inventories are down to 60 days compared to 68 days at the end of the third quarter of 1995. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the fourth quarter.

Industrial products sales in the first nine months of 1996 were up compared to last year with the Osborn brush and JacksonLea buff and compound businesses showing increases in the first nine months compared to last year and the Koller expanded metal, wire form, stamped components and assembled products operations generating sales at about the same level as last year. With the improvement in the economy, it is expected that sales for the industrial products segment for the fourth quarter will be up compared to the prior year.

Operating income declined in the first nine months of 1996 from $21,944,000 in the first nine months of 1995 to $20,049,000.

Operating income for the power generation products segment declined from $7,884,000 in the first nine months of 1995 to $3,753,000. The decline in operating income is the result of lower price levels and a less profitable product mix which included start up costs associated with the Company's new inlet filter product line.

Operating income for the motor vehicle products segment improved from $10,364,000 in the first nine months of 1995 to $11,205,000 due primarily to improved operating income at Milsco which generated higher sales of original equipment and parts and accessories items for Harley-Davidson as well as higher sales of lawn and turf care and agricultural equipment. Automotive operating income was up slightly in the first nine months of 1996 compared to last year.

Operating income for the industrial products segment improved from $5,480,000 in the first nine months of 1995 to $6,720,000. This increase in operating income was a result primarily of an improvement in sales volume and operating income at JacksonLea as well as improvements in operating income at Koller and Osborn.

Corporate expenses for the first nine months of 1996 were $1,629,000 compared to $1,785,000 last year. This decrease is primarily due to a decrease in management incentive compensation.

Interest expense declined in the first nine months of 1996 from $7,521,000 in the first nine month of 1995 to $7,166,000 due to lower average debt outstanding and slightly lower interest rates. Other expense in the first nine months of 1996 represents deferred financing cost amortization offset by royalty income from foreign licensees of the Company's finishing products and income from foreign joint ventures. Other expense in the first nine months of 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of September 27, 1996, the Company had available unused borrowing capacity of $39,171,000 under its bank revolving loan facility.

During the first nine months of 1995, the Company also satisfied the capital requirements of its operations with internally generated funds. In the first quarter of 1995, the purchase price for Milsco amounting to $45.5 million was financed by an extension of the Company's bank revolving loan facility and $17 million of proceeds from the issuance of convertible notes to several of the former shareholders of Milsco. In May 1995, the Company completed a $20 million private debt placement with an insurance company, the proceeds of which were used to pay down the revolving loan. The revolving loan commitment was then reduced from $115 million to $95 million.

During the first nine months of 1996, working capital increased by $16,635,000 from $47,670,000 at December 29, 1995 to $64,305,000 at September 27, 1996.
This increase was a result of strong bookings in the first nine months, particularly in power generation, requiring an increase in working capital for new jobs in progress. During the first nine months of 1996, the Company generated $4,504,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.


In the first nine months of 1996 and 1995, the Company made capital expenditures of $13,178,000 and $11,827,000, respectively. The major 1996 expenditures were in the motor vehicle segment for equipment to support new Marabond_ programs at Janesville Products and for plant and office additions to support an increased level of business at Milsco. The major 1995 expenditures were in the motor vehicle products segment for equipment at Janesville Products to support new molded Marabond_ programs and to improve efficiency and at Koller, Milsco and Sackner to support new programs at those locations. Capital expenditures for 1996 are anticipated to approximate $20 million. No significant commitments are outstanding as of September 27, 1996.


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


FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains certain forward-looking statements and is subject to certain risks and uncertainties that could cause actual future results and developements to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, changes in auto maker production schedules, delays in customer delivery requirements and general economic conditions in the Company's market segments.


















                                    PART  II
                                OTHER INFORMATION

ITEM 1    Legal Proceedings - None

ITEM 2    Changes in Securities - None

ITEM 3    Defaults Upon Senior Securities - None

ITEM 4    Submission of Matters to a vote of Security Holders - None

ITEM 5    Other information - None

ITEM 6    (a)  Exhibits:

                 Financial Data Schedule

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