Form 10-K
period 1996-12-27
JASON INC
filed 1997-03-27
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(Mark One)
     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee required)

     FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996   or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(No fee required)  For the transition period from           to
                                                  ---------    -----------
     COMMISSION FILE NUMBER 0-16059

                              JASON  INCORPORATED
             (Exact name of registrant as specified in its charter)

              WISCONSIN                                     39-1756840
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

         411 EAST WISCONSIN AVENUE, SUITE 2500, MILWAUKEE, WI  53202
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 3, 1997: $66,318,919.

Number of shares of Common Stock outstanding as of March 3, 1997:   20,159,573


DOCUMENTS INCORPORATED BY REFERENCE                                     PART
-----------------------------------                                     ----
Portions of the Annual Report to Shareholders for the Fiscal Year     I, II, IV
Ended December 27, 1996

Portions of the Proxy Statement dated March 14, 1997, for the Annual
Meeting of Shareholders to be held on April 23, 1997                     III

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


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

     Information relating to the Company's three business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Note 11 - Segment Information" which are incorporated into Item 8 of Part II of this report by reference to the Company's 1996 Annual Report to Shareholders.

PRODUCTS

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

     In October 1996, the Company completed the acquisition of a majority interest in Suroflex GmbH, a German manufacturer of acoustical insulation products for the automotive industry. This acquisition allows Jason and Suroflex to serve their U.S. and European customers on a worldwide basis.

     In recent years, the automotive industry has put increasing reliance on suppliers to develop new products and reduce costs. In response to this trend, over the last few years, the Company has increased its product development emphasis. Company personnel work

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


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

     During 1994, 1995 and 1996 sales of motor vehicle products accounted for approximately 28%, 36% and 36%, respectively, of the Company's total sales.

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

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


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

     During 1994, 1995 and 1996 power generation products accounted for approximately 37%, 32% and 34%, respectively, of the Company's total sales.

     INDUSTRIAL PRODUCTS. The Company's industrial brush business, Osborn Manufacturing, was first established in 1887 in Cleveland, Ohio. The Company supplies industrial power brushes and maintenance brushes to a variety of industries. Power brushes are used as attachments to power tools or machines which spin the brushes at high speeds. Maintenance brushes are used manually. The Company manufactures and supplies over 3,000 different brushes which range from tiny micro abrasive brushes to wide-face brushes for mill applications which are up to 16 inches in diameter and 18 feet in length. These wide-face or mill brushes are used primarily to remove scale from coils and from rolls in steel and aluminum mills. In July, 1996, the Company added to Osborn's already strong position in this market with the acquisition of the mill brush business of the Milwaukee Brush Company. The Power brushes can be used for applications ranging from small industrial deburring required by the electronics industry to the removal of slag from steel mill rolling equipment. While power brushes are generally used on metal surfaces, they can also be used on other materials such as plastic. Maintenance brushes are used in a wide variety of industrial applications. The Company sells power brushes primarily under the Osborn(R) and ORBIT(R) trademarks and a line of maintenance brushes under the EMRO(R) trademark. The Company considers these trademarks to be valuable in distinguishing its products from those of its competitors.

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

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


metals, brass wire for brushes for special applications and a variety of nonmetallic fillers for light finishing work. For some heavy-duty applications, the Company treats its power brushes with hardening solutions which give the contact surface of the brush a consistency similar to that of a grinding wheel. The Company uses a variety of natural and synthetic fibers for its maintenance brushes.

     The Company's Jackson Buff business has been in operation since 1931. On May 31, 1991, the Company acquired Lea Manufacturing and merged the two businesses to form JacksonLea. In June 1992 the Company acquired The Buckeye Products Company, a manufacturer of buffing compounds located in Cincinnati, Ohio and in June 1993, the Company acquired the buff and compound business of Hanson & Wells of Canada. In January 1997, the Company announced that it had reached an agreement in principle to acquire Buller Buff Company, a Canadian manufacturer of buffing wheels and other products for the metal finishing industry. This transaction is expected to close by the end of the first quarter. JacksonLea manufactures industrial buffing wheels and industrial buffing compound primarily for use in high volume buffing operations. Buffing wheels and buffing compound are used primarily to finish metal parts which require a high degree of luster. The Company manufactures buffing wheels from 3 to 30 inches in diameter and roll-type buffing wheels up to 4 feet in length. The Company makes both airway (ventilated) buffing wheels and conventional buffing wheels. It uses a proprietary process to make its ventilated buffs. Plumbing fixtures, door hardware, cookware, silverware, motorcycle parts and automotive components are some of the many metal items which are commonly buffed at some point in the manufacturing process. The buffing operation is used either to give the product its final finished appearance, particularly true for stainless steel or aluminum auto trim, or to prepare the product for a final plating process, a technique commonly used to finish plumbing fixtures. Although the Company's buffing wheels are primarily used on metal surfaces, they can also be used with other materials. For example, a manufacturer might buff a plastic product to remove seams which result from the bonding of two pieces of plastic.

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

     The Company also markets a line of plating chemicals, specialty brushes, a limited line of coated abrasives, abrasive cutoff wheels and industrial aerosols manufactured for it by third parties, and manufactures and markets a line of idler rollers, its Load Runners(R) product line, for use by manufacturers of material handling and other equipment. Load Runners(R) are low friction heavy-duty metal rollers designed to carry radial and thrust loads in all kinds of industrial conditions.

     The Company's precision components businesses produce metal products for a wide variety of industries and OEM applications. These businesses were acquired on November 23, 1993 in connection with the acquisition of Koller Industries Incorporated.

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


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

     Advance Wire Products serves a customer group similar to Koller Stampings but with formed wire components. Advance Wire utilizes four-slide technology to form both round wire and flat stock into a variety of shapes and uses. These products are sold to a broad spectrum of U.S. industry including toys, appliances, packaging, construction products, automobiles and lawn and garden. A unique product line produced and marketed through Advance Wire Products is the West Haven Buckle business. This product line includes a variety of metal and plastic buckles for the medical and apparel industries.

     The Assembled Products Group manufactures small, high volume assemblies for the outdoor power and medical industries.

     Metalex is the largest manufacturer of expanded metal products in the United States. Expanded metal is found in a variety of uses including patio furniture, truck and automotive air filters and building construction products.

     During 1994, 1995 and 1996 industrial products accounted for approximately 35%, 32% and 30%, respectively, of the Company's total sales.

MARKETS AND MARKETING

     MOTOR VEHICLE PRODUCTS. The Company believes that its Janesville Products unit is the leading domestic manufacturer of nonwoven fiber insulation for automotive use. Janesville markets its insulation through independent sales representatives and in-house salespersons. While the Company's actual customers are primarily automotive carpeting suppliers and trim fabricators, the type of insulation used by a supplier is generally specified by the automotive manufacturer. Therefore, the Company's sales representatives and in-house sales and engineering staffs spend considerable time working directly with the automobile companies during the design phase for a new automobile to design a type of insulation which the Company can provide. After the type of insulation is specified, it is rarely changed once an automobile goes into production. Janesville is a leading supplier to all of the major carpeting suppliers for the automobile industry. Janesville's insulation products are used by Ford, General Motors and Chrysler and by Honda, Nissan, Toyota, Diamond Star (Mitsubishi), Mazda and Isuzu, at their U.S. assembly facilities.

Sackner's automotive products fall into three primary categories:

      Dielectric and other padding used in door panels and seats. These items are generally sold as Tier 2 or Tier 3 components to interior trim fabricators.


      Door insert subassemblies comprised of either a fabric cover over a substrate and dielectric or foam pad, or a fabric over a thermoformable nonwoven substrate. These units provide a decorative and soft contrast to the molded hard plastic door panels in certain models. They are sold as a Tier 2 component to a door system assembler.

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


      Substrate material utilized in a proprietary headliner system developed in conjunction with a Tier 1 supplier for General Motors and Chrysler products.

     Both Sackner and Janesville also sell a number of related products outside the automotive industry for furniture, industrial and appliance applications.

     Approximately fifty percent of Milsco's sales are to Harley-Davidson. Milsco has been the sole supplier of original equipment seats to Harley-Davidson for over sixty years; Harley is Jason's largest customer. In addition to seats for Harley's motorcycles, Milsco also manufactures saddle bags and other accessories, plus a wide variety of seats and other products sold to Harley-Davidson for the after market.

     Milsco's major customers in addition to Harley include John Deere, Case, Caterpillar, Toro and Jacobsen. The Company designs and manufactures seats for these customers that are used on tractor backhoes, forklift trucks, lawn tractors, front end loaders, agricultural tractors and a variety of other units.

     In 1996 approximately 54% of the Company's motor vehicle products sales were made to five customers.

     POWER GENERATION PRODUCTS. The Company believes that it is the leading U.S. manufacturer of silencing equipment and auxiliary equipment packages for gas turbine installations and a leading producer of waste heat recovery boilers and diverter dampers. The market for gas turbine power plants throughout the world, which is the driving force in the Company's power generation business, continued to be dominated in 1996 by Asia. The most active markets in Asia in 1996 were China, Thailand, India, South Korea and Indonesia. Approximately 64% of total power generation sales were outside of the U.S. and 43% were to Asia.

     Jason services the gas turbine equipment market with sales offices and manufacturing capabilities in the U.S., in the Far East and in Europe; it is the only company in its industry with this breadth of capability. The relationships which Braden established in the Far East over the last several years were particularly critical to their 1996 performance and have also been a big benefit to Deltak since its acquisition. In addition, Deltak's joint venture in China provides the Company with a competitive advantage in the very active Chinese power generation market.

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

     The Company believes it is also a leader in the market for architectural electromagnetic shielding systems. The Company designs and manufactures these systems and erects them through its construction subsidiary. A patent for an integrated magnetic and radio frequency shield has enhanced the Company's position in this field. The shielding market is serviced direct and through a limited number of manufacturer's representatives.

     In 1996 approximately 40% of the Company's power generation products sales were made to four customers.

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


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

     The Company believes that it is the leading supplier of industrial buffs and buffing compound in the United States. The Company markets its buffing compounds nationally. Manufacturers of plumbing fixtures, door hardware, cookware, silverware, motorcycle and automotive components are the primary customers for the Company's buffing products. The Company's Taiwanese and Chinese joint ventures continue to produce products mostly for their local markets.

     The Company markets its buffing products through a direct sales force and independent manufacturer's representatives. Its independent manufacturer's representatives generally do not handle competitive products.

     JacksonLea has regional operations in the Northeast, the Southeast, the Midwest and the West, the only U.S. buffing wheel and compound manufacturer that can provide this kind of customer service.

     The Company sells its Load Runners(R) through independent distributors which maintain approximately 1,000 outlets in the United States and Canada. It sells its aerosol products and cutoff wheels through its network of brush distributors, its plating chemicals through two direct salespeople plus distributors and its coated abrasives through its buff distribution channels.

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

     Precision components product lines such as Keane stucco trim components and stock size sheets of expanded metal are marketed through distributors who in most cases provide distribution and sales services. Design responsibility for these product lines is internal to the precision components group and in most cases is protected with patents, copyrights and brand name identification. Although the product lines are very narrow in scope, they provide the precision components group a dominant position in niche markets.

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


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

     The precision components group comes to the marketplace as the Jason Components Group while maintaining strong trade identity of Metalex (expanded metal), Keane (stucco metal trim), Advance Wire Products (wire forms), West Haven Buckle, Koller (stampings and video cassette components), Assembled Products and Natorq (metal to metal seals). The Company acquired The Koller Group in late 1993 and has continued the strategy of packaging the capabilities of the entire organization to the marketplace. Sales effort is organized to focus on the specific customer rather than product or market orientation. Strong customer relationships are developed resulting in "partnership" agreements and long term sales commitments.

     The customer base for the industrial products segment is very diverse with no customer accounting for more than 5% of total segment sales.

COMPETITION

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

     The Company competes with other suppliers of nonwoven needled fiber insulation and padding primarily on the basis of the price of its product, quality, and its ability to engineer solutions for automotive designers. The Company believes that none of its competitors has a higher quality rating with any of the four primary automotive carpet suppliers or the domestic automotive OEMs. Product development expenditures over the past several years have resulted in new product introductions. Continued major investment in product development is expected in 1997. The Company also believes that its multiple plant locations and their proximity to its customers' facilities allow it to reduce shipping costs and supply its customers on a "just in time" basis more effectively than its competitors.

     The Company has not experienced significant foreign competition in its trim product market and does not expect increased import competition in the U.S. market because shipping costs place foreign competitors at a price disadvantage. The Company operates a majority owned Hermosillo, Sonora, Mexico facility to service the Mexican automotive market and a majority owned German operation, Suroflex GmbH, to service the European automotive market. (See "Products" and "New Acquisitions.")

     As mentioned above, Milsco has been the sole supplier of original equipment seats to Harley-Davidson for over sixty years. Milsco also manufactures saddle bags and other accessories, plus a wide variety of seats and other products sold to Harley-Davidson

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


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

     POWER GENERATION PRODUCTS. The Company sells its equipment in competition with other equipment suppliers. Braden is a major supplier of exhaust silencing systems to General Electric, Westinghouse, Asea-Brown Boveri and Siemens (the major gas turbine producers in the world) and to Stewart and Stevenson who packages gas turbine power plants. Deltak sells its products either directly to the OEM's, to engineering/construction firms or directly to the operator of the installation, a utility or an independent power producer. The Company believes that its experience in product design and its experience in doing business in the power generation industry worldwide as well as its high level of quality control differentiate it from its competitors.

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

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


     Competition for the Company's precision components' products varies significantly. Geographic, technological and specific product characteristics have a major impact on the Company's approach to its competitors.

     The made-to-order (job shop) stamping, wire form, and assembly business is an extremely fragmented marketplace. Thousands of U.S. competitors exist, but the quality of the Company's customer base limits competition to approximately 100 world class job shop competitors. Particularly in the metal stamping business, this competition is global in nature and Koller Stamped Components successfully sells its products to international markets.

     There are less than six significant competitors in the expanded metal market with the Jason Components Group being dominant in market share.

     Competition in the important VHS reel leaf spring product line is global in nature. The Company manufacturers this product primarily in China through manufacturing relationships. Reel leaf springs accounted for approximately 5% of industrial product segment sales in 1996. The Company has a comprehensive global patent portfolio covering reel leaf springs. Since both customers and competitors are concentrating in China and other Pacific Rim areas, the enforcement of these proprietary rights is an ongoing challenge, but the Company has been successful in defending these proprietary rights. Additionally, the U.S. market is the largest for pre-recorded and high grade video tapes in the world and since the protection of copyrighted materials such as movies is a major issue in the United States, the Company has been successful in protecting its proprietary rights position by maintaining close relationships with the final user of the foreign produced video cassette, i.e., U.S. duplicators or video tape marketers.

SOURCES OF SUPPLY

     Generally, the Company has multiple sources of supply for the important materials it uses, both foreign and domestic.

NEW ACQUISITIONS

     In October 1996, the Company completed the acquisition of a majority interest in Suroflex GmbH, a German manufacturer of acoustical insulation products for the automotive industry. This acquisition allows Jason and Suroflex to serve their U.S. and European customers on a worldwide basis.

     Additional information relating to this acquisition is contained in "Note 2 - Acquisitions" which is incorporated into Item 8 of Part II of the report by reference to the Company's 1996 Annual Report to Shareholders.

     In July, 1996, the Company added to Osborn's already strong position in the mill brush market with the acquisition of the mill brush business of the Milwaukee Brush Company.

EMPLOYEES

     The Company currently has approximately 2,146 hourly and 953 salaried employees. The Company's work forces at its Conover, Santa Fe Springs, Burns Flat, Old Fort, Statesville, Miamisburg, Verona, Cincinnati, Fort Smith, Plymouth, St. Paul, Addison, Libertyville and Wheeling locations are nonunion. Its work forces at its three Norwalk plants and two Grand Rapids plants are represented by the Amalgamated

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


Clothing and Textile Workers of America. Its work forces at its Milsco Milwaukee and Redgranite plants are represented by the United Paperworkers International. Its work forces at its Cleveland and Koller Milwaukee plants are represented by the United Auto Workers. Its work force at its Tulsa location is represented by the International Iron Workers. Its work force at its Waterbury and Janesville location is represented by the Teamsters. The Company believes its relationship with its employees to be good which has had a positive impact on its productivity.

ENVIRONMENTAL REGULATION

     Like all United States manufacturers, the Company is subject to environmental regulation with respect to its operations. The Company believes that it is operating in substantial compliance with environmental requirements.

BACKLOG

     As of December 27, 1996 and December 29, 1995, the Company's backlogs were approximately $120.3 million and $106.1 million, respectively. The December 27, 1996 backlog includes $79.7 million for its power generation business compared to $69.4 million at December 29, 1995. The Company expects to fill substantially all of its December 27, 1996 backlog by the end of 1997.

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

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


ITEM 2. PROPERTIES

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
     Hermosillo, Sonora, Mexico

   SUROFLEX GMBH
     Sulzbach-Rosenberg, Germany

   MILSCO MANUFACTURING COMPANY
     Milwaukee, Wisconsin
     Redgranite, Wisconsin
     Coventry, England  (1)

   SACKNER PRODUCTS
     Grand Rapids, Michigan  (2)
     Statesville, North Carolina  (1)
     Verona, Mississippi  (1)
     Los Angeles, California  (1)

POWER GENERATION PRODUCTS:

   JASON POWER SYSTEMS GROUP
     Tulsa, Oklahoma  (1)

   BRADEN MANUFACTURING
     Tulsa, Oklahoma  (2)
     Fort Smith, Arkansas  (5)
     Heerlen, The Netherlands  (1)
     Singapore  (1)

   DELTAK
     Plymouth, Minnesota  (3)
     St. Paul, Minnesota  (1)
     Shenzhen, Peoples Republic of China  (1)

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


INDUSTRIAL PRODUCTS:

   JACKSONLEA
     Conover, North Carolina
     Santa Fe Springs, California  (1)
     Waterbury, Connecticut  (1)
     Cincinnati, Ohio  (1)
     Mississauga, Ontario, Canada  (1)
     Shanghai, Peoples Republic of China  (1)

   JASON COMPONENTS GROUP
     Hartland, Wisconsin  (1)

   Koller Manufacturing
     Milwaukee, Wisconsin (1)
     Wheeling, Illinois  (1)
     Shenzhen, Peoples Republic of China  (1)

   Advance Wire Products
     Addison, Illinois  (1)

   Metalex
     Libertyville, Illinois  (1)

   OSBORN MANUFACTURING
     Cleveland, Ohio
     Nogales, Sonora, Mexico  (1)


(1)  Leased
(2)  2 Plants -- Both leased
(3)  2 Plants , 1 office -- 2 leased
(4)  3 Plants , 1 office -- 2 leased
(5)  2 Plants, 1 leased

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


ITEM 3. LEGAL PROCEEDINGS

     As of December 27, 1996 the Company was not subject to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 27, 1996.



                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS


     (a) and (b) The information set forth in the "Common Stock Market Prices" section appearing on Page 28 of the Company's 1996 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report. The Company's stock is traded on The NASDAQ Stock Market under the symbol JASN.

     (c) The Company's current financing agreements contain restrictions on the payment of dividends as more fully described in Note 6 of the Notes to Financial Statements, which appears on pages 21-22 of the Company's 1996 Annual Report to Shareholders and which is incorporated by reference in this Form 10-K Annual Report.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 27, 1996 which appears on page 27 of the Company's 1996 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under Management's Discussion and Analysis of Results of Operations and Financial Condition which appears on pages 14 through 16 of the Company's 1996 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 31, 1997 which appear on pages 17 through 26 of the Company's 1996 Annual Report to Shareholders, including Note 12 (Interim Financial Information, Unaudited) are incorporated by reference in this Form 10-K Annual Report.

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

     The information on pages 2 and 3 of the Company's Proxy Statement, dated March 14, 1997, under "Nominees for Election as Directors" and "Executive Officers" is incorporated by reference in this Form 10-K Annual Report.


ITEM 11. EXECUTIVE COMPENSATION

     The information on pages 4 through 6 of the Company's Proxy Statement, dated March 14, 1997, under "Executive Compensation" is incorporated by reference in this Form 10-K Annual Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information on page 7 of the Company's Proxy Statement, dated March 14, 1997, under "Security Ownership" is incorporated by reference in this Form 10-K Annual Report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information on page 8 of the Company's Proxy Statement, dated March 14, 1997, under "Certain Transactions" is incorporated by reference in this Form 10-K Annual Report.



                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1. FINANCIAL STATEMENTS. The following financial statements of the Company, included on pages 17 through 26 of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 1996, are incorporated by reference in Item 8.

JASON INCORPORATED FORM 10-K FOR FISCAL YEAR ENDED 12/27/96


             Consolidated Statements of Income - years ended December 27, 1996, December 29, 1995 and December 30, 1994.

             Consolidated Statements of Shareholders' Equity - years ended December 27, 1996, December 29, 1995 and December 30, 1994.

             Consolidated Balance Sheets - as of December 27, 1996 and December 29, 1995

             Consolidated Statements of Cash Flows - years ended December 27, 1996, December 29, 1995 and December 30, 1994.

             Notes to Consolidated Financial Statements.

             Report of Independent Accountants.


      2.     FINANCIAL STATEMENT SCHEDULE:

             A Financial Statement Schedule for the years ended December 27, 1996, December 29, 1995 and December 30, 1994.

             Report of Independent Accountants on Financial Statement Schedule

             Schedule II Valuation and Qualifying Accounts and Reserves

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

                 10.12 Lease Agreement dated June 21, 1988 between Southview Business Center, Ltd. and Janesville Products Co. for the Norwalk, Ohio offices.

                 10.13 Jason Incorporated Note Agreement dated as of October 1, 1989 re: $10,000,000 10.60% Senior Subordinated Notes Due October 15, 2000.

                 10.14 Lease Agreement dated October 9, 1985 between Braden Steel Corporation and AMCA International Corporation; assumed by Jason Incorporated June 30, 1989.

                 10.15 Lease Agreement dated October 15, 1988 between Ron T. Miller and AMCA International Corporation; assumed by Jason Incorporated June 30, 1989.

                 10.16 Commercial Lease and Deposit Receipt dated January 28, 1991 between Braden Manufacturing and Pine Bluff Warehouse Company.

                 10.17 Purchase and Sale Agreement dated June 28, 1991 for the purchase of the assets of Sackner.

                 10.18 Purchase and Sale Agreement dated May 31, 1991 for the purchase of the assets of Lea.

                 10.19 Purchase and Sale Agreement dated June 21, 1991 for the purchase of the assets of Schroeder.

                 10.20 Lease Agreement between Metrio Technology International B.V.V.A. and Braden-Metrio B.V.

                 10.21 Second Amendment to Lease Agreement between Southgate Eureka Associates Limited Partnership and Jason Incorporated.

                 10.22 Lease between First National Bank of Fort Smith, Arkansas and Braden Manufacturing, a Unit of Jason Incorporated.

                 10.23 Lease Agreement between Southview Business Center, Ltd. and Janesville Products Co.

                 10.24 Lease between Schroeder Industries, Inc., to be known as SI Properties, Inc., and Jason Incorporated.

                 10.25 Lease between Arrowhead Corporation and Jason Incorporated dated January 23, 1991.

                 10.26 Lease between Arrowhead Corporation and Jason Incorporated dated April 1, 1992.

                 10.27 Credit Agreement by and among Jason Incorporated, The First National Bank of Chicago and The First National Bank of Boston, as amended.

                 10.28    Note Agreements dated as of November 15, 1992 re:
$16,000,000 7.65% Senior Secured Notes due December 1, 2002.

                 10.29 Stock Purchase Agreement between the Company and the majority stockholders of Koller Industries, Inc.

                 10.30 Stock Purchase Agreement between the Company and the minority stockholders of Koller Industries, Inc.

                 10.31 Agreement and Plan of Merger between Jason Minnesota Incorporated and DLTK, Inc. relating to the acquisition by the Company of all of the outstanding capital stock of Deltak Corporation.

                 10.32 Form of Stock Purchase Agreement executed by the Company in connection with the January 1994 private placement of common stock.

                 10.33 Lease for the facility at 6800 West Calumet Road, Milwaukee, WI.

                 10.34 Lease for the facility at 1530 Artaius Parkway, Libertyville, IL.

                 10.35 Lease for the facility at 140 South Mitchell Court, Addison, IL.

                 10.36 Lease for the facility at 466 and 468 Diens Drive, Wheeling, IL.

                 10.37 Lease for the facility at 7842 North Faulkner Road, Milwaukee, WI.

                 10.38 Purchase and Sale Agreement between the Company and Milsco Manufacturing Company.

                 10.39 Form of Convertible Note issued by the Company in connection with the Purchase and Sale Agreement with Milsco Manufacturing Company.

                 13.1 Portions of the Annual Report to Shareholders for the Year Ended December 27, 1996.

                 21.1     Subsidiaries

                 23.1     Consent of Price Waterhouse

                 24.1     Power of Attorney

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

(d)      Financial Statement Schedules.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
of Jason Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 31, 1997 appearing on page 26 of the 1996 Annual Report to Shareholders of Jason Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
January 31, 1997

                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                             (thousands of dollars)


                                                               Additions
                                                         -----------------------------
                                      Balance At         Charged to        Acquired                    Balance At
                                      Beginning            Costs          Allowances                       End
                                      of Year            and Expenses    and Reserves    Deductions      of Year
                                      -----------        ------------    ------------    ----------    ----------
Year ended December 27, 1996
----------------------------

Allowance for doubtful accounts    $     2,717               392                -         (1,061)     $      2,048


Year ended December 29, 1995
----------------------------

Allowance for doubtful accounts    $     2,108               741               23           (155)     $      2,717


Year ended December 30, 1994
----------------------------

Allowance for doubtful accounts    $     1,608               606              487           (593)     $      2,108


                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JASON INCORPORATED

                                        BY    /s/ Vincent L. Martin
                                           -----------------------------
                                           Vincent L. Martin,
                                           Chief Executive Officer

                                        Date:  March 21, 1997

                               POWER OF ATTORNEY

                 KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent L. Martin and Mark Train, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, were there or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                   Title                              Date
       ---------                                   -----                              ----
/s/ Vincent L. Martin                 Chairman of the Board,                    March 21, 1997
--------------------------            Chief Executive Officer and Director
    Vincent L. Martin                 (Principal Executive Officer)


/s/ Mark Train
                                      President, Secretary, Treasurer and       March 21, 1997
--------------------------            Director (Principal Financial and
    Mark Train                        Accounting Officer)


/s/ Wayne C. Oldenburg                Director                                  March 21, 1997
--------------------------
    Wayne C. Oldenburg

/s/ Wayne G. Fethke                   Director                                  March 21, 1997
--------------------------
    Wayne G. Fethke


/s/ Frank W. Jones                    Director                                  March 21, 1997
--------------------------
    Frank W. Jones

/s/ David J. Drury                    Director                                  March 21, 1997
--------------------------
    David J. Drury

                                 EXHIBIT INDEX


Exhibit                                                        Sequential Page
Number                                                              Number
-------                                                       -----------------
 3.1             Articles of Incorporation of                       (11)
                 the Company, as amended

 3.2             Agreement and Plan of Merger                       (11)
                 between the Company (formerly
                 known as Jason Merger Corp.) and its
                 predecessor, Jason Incorporated,
                 a Delaware corporation

 3.3             By-Laws of the Company                             (11)

 4.1             Specimen Common Stock                              (1)
                 certificate

10.1             Lease Agreement, dated                             (1)
                 August 30, 1985 between Norwalk
                 Community Development Corpo-
                 ration and AMCA International
                 Corporation; Assignment and
                 Assumption of Lease dated
                 December 31, 1986 between the
                 Company and AMCA International
                 Corporation

10.2             Lease between Donald W. Helgeson                   (1)
                 and Amtel, Inc. dated July 1, 1986
                 of premises located in Janesville,
                 Wisconsin; Assignment and Assumption
                 of Lease dated December 31, 1985
                 between Jason Incorporated and
                 Amtel, Inc.

10.3             Assignment and Assumption of                       (1)
                 Lease of property located in
                 Santa Fe Springs, California
                 dated December 31, 1985 between
                 AMCA International Corporation
                 and Jason Incorporated (copy of
                 lease attached).

10.4             Jason Incorporated Deferred                        (1)
                 Compensation Plan for Employees
                 dated September 26, 1986.

10.5             Jason Employee Savings & Profit                    (1)
                 Sharing Plan effective January 1, 1986.

10.6             Jason Incorporated Manage-                         (1)
                 ment Incentive Compensation
                 Plan effective January 1, 1987.

10.7             Jason Incorporated                                 (1)
                 Executive Incentive Compensation
                 Plan effective January 1, 1987.

10.8             Lease of property located in                       (3)
                 Old Fort, North Carolina
                 dated June 10, 1988.

10.9             Jason Incorporated 1987                            (3)
                 Nonqualified Stock Option Plan
                 dated April 16, 1987 as amended
                 and restated January 30, 1989.

10.10            Jason Employee Savings and Profit                  (3)
                 Sharing Plan Modifications:
                 subsection 7.3(a) of Article VII,
                 section 7.2 of Article VII, section 2.1,
                 section 3.1, section 4.2, section 2.2,
                 section 2.3, section 2.1, section 6.4 and
                 section 3.7

10.11            Sublease Agreement dated                           (3)
                 September 1, 1988 between
                 Midwestern Oklahoma Development
                 Authority and Jason Incorporated
                 for the Burns Flat, Oklahoma facility.

10.12            Lease Agreement dated                              (3)
                 June 21, 1988 between
                 Southview Business Center, Ltd.
                 and Janesville Products Co.
                 for the Norwalk, Ohio offices.

10.13            Jason Incorporated Note Agreement                  (5)
                 dated as of October 1, 1989 re:
                 $10,000,000 10.60% Senior
                 Subordinated Notes Due
                 October 15, 2000.

10.14            Lease Agreement dated                              (5)
                 October 9, 1985 between
                 Braden Steel Corporation
                 and AMCA International Corporation;
                 assumed by Jason Incorporated
                 June 30, 1989.

10.15            Lease Agreement dated                              (5)
                 October 15, 1985 between
                 Ron T. Miller and AMCA International
                 Corporation; assumed by
                 Jason Incorporated June 30, 1989.

10.16            Commercial Lease and Deposit Receipt               (6)
                 dated January 28, 1991 between Braden
                 Manufacturing and Pine Bluff Warehouse
                 Company.

10.17            Purchase and Sale Agreement dated                  (7)
                 June 28, 1991 for the purchase of
                 the assets of Sackner.

10.18            Purchase and Sale Agreement dated                  (7)
                 May 31, 1991 for the purchase of
                 the assets of Lea.

10.19            Purchase and Sale Agreement dated                  (7)
                 June 21, 1991 for the purchase of
                 the assets of Schroeder.

10.20            Lease Agreement between Metrio                     (8)
                 Technology International B.V.V.A.
                 and Braden-Metrio B.V.

10.21            Second Amendment to Lease Agreement                (8)
                 between Southgate Eureka Associates
                 Limited Partnership and Jason
                 Incorporated.

10.22            Lease between First National Bank                  (8)
                 of Fort Smith, Arkansas and Braden
                 Manufacturing, a Unit of Jason
                 Incorporated.

10.23            Lease Agreement between Southview                  (8)
                 Business Center, Ltd. and
                 Janesville Products Co.

10.24            Lease between Schroeder Industries,                (8)
                 Inc., to be known as SI Properties,
                 Inc., and Jason Incorporated.

10.25            Lease between Arrowhead Corporation                (8)
                 and Jason Incorporated dated
                 January 23, 1991.

10.26            Lease between Arrowhead Corporation                (8)
                 and Jason Incorporated dated
                 April 1, 1992.

10.27            Credit Agreement by and among Jason                (8)
                 Incorporated, The First National Bank
                 of Chicago and the First National Bank
                 of Boston, as amended.

10.28            Note Agreements dated as of November 15,           (8)
                 1992 re: $16,000,000 7.65% Senior Secured
                 Notes due December 1, 2002

10.29            Stock Purchase Agreement between the               (9)
                 Company and the majority stockholders of
                 Koller Industries, Inc.

10.30            Stock Purchase Agreement between the               (9)
                 Company and the minority stockholders of
                 Koller Industries, Inc.

10.31            Agreement and Plan of Merger between Jason         (10)
                 Minnesota Incorporated and DLTK, Inc. relating
                 to the acquisition by the Company of all of the
                 outstanding capital stock of Deltak Corporation.

10.32            Form of Stock Purchase Agreement executed          (12)
                 by the Company in connection with the
                 January 1994 private placement of common
                 stock.

10.33            Lease for the facility at 6800 West Calumet        (12)
                 Road, Milwaukee, WI.

10.34            Lease for the facility at 1530 Artaius             (12)
                 Parkway, Libertyville, IL.

10.35            Lease for the facility at 140 South Mitchell       (12)
                 Court, Addison, IL.

10.36            Lease for the facility at 466 and 468 Diens        (12)
                 Drive, Wheeling, IL.

10.37            Lease for the facility at 7842 North Faulkner      (12)
                 Road, Milwaukee, WI.

10.38            Purchase and Sale Agreement between the            (13)
                 Company and Milsco Manufacturing Company.

10.39            Form of Convertible Note issued by the             (13)
                 Company in connection with the Purchase and
                 Sale Agreement with Milsco Manufacturing
                 Company.

13.1 Portions of the Annual Report to Shareholders for the year ended December 27, 1996.

21.1             Subsidiaries

23.1             Consent of Price Waterhouse.

24.1             Power of Attorney                                  (14)

28.1             Amended and Restated Shareholder                   (1)
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

(14)     Appears on signature page to this report.