Form 10-Q
period 1997-03-28
JASON INC
filed 1997-05-08
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q
(Mark One)
     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997   or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                 to
                                   ----------------    ---------------

     COMMISSION FILE NUMBER 0-16059

                              JASON  INCORPORATED
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                                       39-1756840
(State or other jurisdiction of                                (IRS Employer Identification No.)
incorporation or organization)


          411 EAST WISCONSIN AVENUE, SUITE 2500, MILWAUKEE, WI  53202
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

                             Yes   X            No
                                 -------           ------


On March 28, 1997 there were outstanding 20,159,573 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                   FORM 10-Q

                                 MARCH 28, 1997

                                     INDEX



         PART I.  FINANCIAL INFORMATION                                       PAGE NO.
                                                                              --------
         Statements of Income for the Three Months
            Ended March 28, 1997 and March 29, 1996 .........................   3

         Balance Sheets as at March 28, 1997 and
            December 27, 1996 ...............................................   4

         Statements of Cash Flows for the Three Months
            Ended March 28, 1997 and March 29, 1996 .........................   5

         Notes to Financial Statements ......................................   6

         Management's Discussion and Analysis of
            Results of Operations and Financial Condition ...................  7-9


         PART II.  OTHER INFORMATION

         Item 1  Legal Proceedings ..........................................   9

         Item 2  Changes in Securities ......................................   9

         Item 3  Defaults Upon Senior Securities ............................   9

         Item 4  Submission of Matters to a Vote of
                   Security Holders .........................................   9

         Item 5  Other Information ..........................................   9

         Item 6  (a)  Exhibits ..............................................   9

                 (b)  Reports on Form 8-K ...................................   9

         Signatures .........................................................  10

                               JASON INCORPORATED
                              STATEMENTS OF INCOME

               (Dollars In Thousands, Except Earnings Per Share)





                                                                     FOR THE THREE MONTHS ENDED
                                                                 -------------------------------------
                                                                 MARCH 28,                   MARCH 29,
                                                                   1997                        1996
                                                                 ---------                   ---------
                                                                            (UNAUDITED)
                                                                            -----------
NET SALES                                                     $     125,227               $     104,631

COST OF SALES                                                       102,055                      83,173
                                                              -------------               -------------

  Gross Profit                                                       23,172                      21,458

SELLING AND ADMINISTRATIVE EXPENSES                                  17,055                      14,724
                                                              -------------               -------------
  Operating Income                                                    6,117                       6,734

INTEREST EXPENSE                                                      2,706                       2,382

OTHER (INCOME) EXPENSE                                                 (253)                        (70)
                                                              -------------               -------------
  Income Before Income Taxes                                          3,664                       4,422

PROVISION FOR INCOME TAXES                                            1,429                       1,813
                                                              -------------               -------------
NET INCOME                                                    $       2,235               $       2,609
                                                              =============               =============

NET INCOME PER SHARE                                          $        0.11               $        0.13
                                                              =============               =============

AVERAGE SHARES OUTSTANDING                                       20,521,000                  20,515,000
                                                              =============               =============



                               JASON INCORPORATED
                                 BALANCE SHEETS

                             (Dollars in Thousands)


                                                              MARCH 28,           DECEMBER 27,
                                                                   1997                 1996
                                                             ------------         ------------
                                                             (Unaudited)
                                                             ------------
ASSETS
------
Current Assets
  Cash And Cash Equivalents                                $      1,487         $      2,978
  Accounts Receivable - Net                                      74,825               61,483
  Inventories (Note 2)                                           36,936               37,839
  Costs And Earnings In Excess Of
   Billings On Uncompleted Contracts                             14,408               21,626
  Income Taxes Receivable                                        ---                   2,250
  Deferred Income Taxes                                           7,795                7,795
  Other Current Assets                                            5,742                6,029
                                                           ------------         ------------
    Total Current Assets                                        141,193              140,000
                                                           ------------         ------------

Property, Plant and Equipment
  Cost                                                          157,453              158,057
  Less - Accumulated Depreciation                               (68,814)             (66,624)
                                                           ------------         ------------
    Net Property, Plant and Equipment                            88,639               91,433
                                                           ------------         ------------
Intangible Assets - Net                                          88,955               89,876
Other Assets                                                      1,740                1,817
                                                           ------------         ------------
                                                           $    320,527         $    323,126
                                                           ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Current Portion of Long-Term Debt                        $      3,917         $      3,917
  Accounts Payable                                               31,863               31,397
  Accrued Compensation & Employee Benefits                       11,071               13,050
  Accrued Warranty                                                4,375                4,434
  Accrued Interest                                                2,367                1,580
  Accrued Income Taxes                                            1,429               ---
  Other Current Liabilities                                       9,840               10,015
  Billings In Excess Of Costs And
   Earnings On Uncompleted Contracts                             13,829                9,570
                                                           ------------         ------------

    Total Current Liabilities                                    78,691               73,963

Revolving Loan                                                   35,000               42,190
Other Long-Term Debt                                             91,040               92,277
Deferred Income Taxes                                             8,808                8,544
Other Long-Term Liabilities                                       3,878                4,903
Postemployment & Postretirement Health
 And Other Benefits                                               6,033                5,985
                                                           ------------         ------------

    Total Liabilities                                           223,450              227,862
                                                           ------------         ------------
Commitments and Contingencies                                    ---                  ---

SHAREHOLDERS' EQUITY
--------------------
Common Stock & Additional
  Contributed Capital                                            34,687               34,687
Retained Earnings                                                62,858               60,623
Foreign Currency Translation Adjustment                            (468)                 (46)
                                                           ------------         ------------
    Total Shareholders' Equity                                   97,077               95,264
                                                           ------------         ------------
                                                           $    320,527         $    323,126
                                                           ============         ============


                               JASON INCORPORATED
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                             For The Three Months Ended
                                                                           ------------------------------
                                                                           MARCH 28,                MARCH 29,
                                                                              1997                    1996
                                                                           ---------                ---------
                                                                                     (UNAUDITED)
                                                                                     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                             $     2,235              $     2,609
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
      Depreciation                                                             3,733                    3,053
      Amortization                                                             1,239                    1,467
      Deferred Income Taxes                                                      264                    1,632
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                                    (13,519)                  (2,433)
      Inventories                                                                691                    1,244
      Costs And Earnings In Excess Of Billings
       On Uncompleted Contracts                                                7,218                   (2,992)
      Other Current Assets                                                     2,519                     (168)
      Other Assets                                                              (241)                      (2)
      Accounts Payable                                                           393                      741
      Accrued Compensation & Employee Benefits                                (2,043)                  (2,762)
      Accrued Warranty                                                           (59)                     177
      Accrued Interest                                                           775                      971
      Accrued Income Taxes                                                     1,429                     (985)
      Billings In Excess Of Costs And Earnings
       On Uncompleted Contracts                                                4,259                      134
      Other Liabilities                                                       (1,376)                  (1,552)
                                                                         -----------              -----------
        Total Adjustments                                                      5,282                   (1,475)
                                                                         -----------              -----------

Net Cash Provided By Operations                                                7,517                    1,134
                                                                         -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Property, Plant And Equipment                            (2,533)                  (6,453)
      Disposal Of Property, Plant And Equipment - Net                              5                       19
      Other, Net                                                                 343                      (88)
                                                                         -----------              -----------
Net Cash Used For Investing Activities                                        (2,185)                  (6,522)
                                                                         -----------              -----------
Net Cash (Used) Provided Before Financing Activities                           5,332                   (5,388)
                                                                         -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                            29,225                   34,945
      Repayments Of Revolving Loan                                           (36,415)                 (29,180)
      Proceeds From (Repayments Of) Other Long-Term Debt                         367                     (119)
      Issuance Of Common Stock - Net                                          ---                          84
                                                                         -----------              -----------
Net Cash Provided By (Used For) Financing Activities                          (6,823)                   5,730
                                                                         -----------              -----------

Net Increase (Decrease) In Cash                                               (1,491)                     342
      Cash Beginning of Period                                                 2,978                    1,890
                                                                         -----------              -----------
      Cash End of Period                                                 $     1,487              $     2,232
                                                                         ===========              ===========
      Cash Paid For:

      Interest                                                                 1,990                    1,422
      Income Taxes (Refunded) Paid                                            (2,507)                   1,198

                               JASON INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The Company operates in three primary business segments: power generation products, motor vehicle products, and industrial products. Power generation products include the design and manufacture of silencing equipment, waste heat recovery boilers, and other auxiliary equipment for the gas turbine and other industries and the design and fabrication of electromagnetic shielding products for medical and other electronic equipment applications. Motor vehicle products include the manufacture and marketing of needled nonwoven fiber insulation, mastic insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compound used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

The financial statements at March 28, 1997 and March 29, 1996 and for the three month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three month period ended March 28, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the first quarters of 1997 and 1996 amounted to 20,521,000 and 20,515,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.


NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):


                                  MARCH 28,       DECEMBER 27,
                                     1997              1996
                                -------------  ------------------
                                 (Unaudited)
               Raw materials          $18,970             $18,588
               Work in process          5,727               4,898
               Finished goods          12,239              14,353
                                -------------  ------------------
                                      $36,936             $37,839
                                =============  ==================

                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended March 28, 1997 compared to the three months ended March 29, 1996:

Sales for the three months ended March 28, 1997 increased by 20% from $104,631,000 for the three months ended March 29, 1996 to $125,227,000. Sales of power generation products increased by 27% from $31,771,000 to $40,412,000. Sales of motor vehicle products increased by 28% from $38,758,000 to $49,431,000. Sales of industrial products increased by 4% from $34,102,000 to $35,384,000.

The higher power generation sales for the first quarter of 1997 compared to last year were a result of a higher power generation backlog at the beginning of 1997 which was $80 million compared to $69 million a year earlier. Bookings in the first quarter of $30 million compared to $53 million in the first quarter of 1996. Sales in the first quarter of $40 million compared to $32 million in the first quarter of 1996 leaving a backlog at the end of the first quarter of 1997 of $70 million compared to $90 million a year ago.

The large increase in the Company's motor vehicle products sales was the result of increases in both the automotive products business and the seating business. Automotive product sales include $3 million of sales for Suroflex, the European manufacturer of automotive insulation products acquired in the fourth quarter of 1996. Excluding Suroflex, automotive product sales increased by 19%. This was the result of the U.S. automobile industry building 7% more vehicles in the first quarter of 1997 than it did last year as well as greater content per vehicle which is a result of improved sales of the Company's Marabond(R) moldable insulation product and the start up of new thermoformed door insert programs. Also, the 17 day strike at General Motors in March 1996 reduced vehicle production for the first quarter of 1996. The U.S. automotive industry has announced a production schedule for the second quarter of 1997 that is 3% above the production level in the second quarter of 1996. Dealer inventories are down to 63 days compared to 64 days at the end of the first quarter of 1996. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the second quarter. The Company's seating products business was up 15% in the first quarter of 1997 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

The increase in Industrial products sales in the first quarter of 1997 compared with last year was primarily a result of an increase in the Osborn brush business. The JacksonLea buff and compound business and the components business were up slightly.

Operating income declined in the first quarter of 1997 from $6,734,000 in the first quarter of 1996 to $6,117,000.

Operating income for the power generation products segment declined from $866,000 in the first quarter of 1996 to $400,000. The decline in operating income is the result of industry price level pressures and a less profitable product mix which included new products such as inlet filters and complex equipment packages.

Operating income for the motor vehicle products segment improved from $3,885,000 in the first quarter of 1996 to $4,646,000 due primarily to higher volume in both the automotive and seating businesses, as mentioned above.

Operating income for the industrial products segment declined from $2,435,000 in the first quarter of 1996 to $1,815,000. This decrease in operating income was a result of higher material costs and a mix of lower margin products.

Corporate expenses for the first quarter of 1997 were $744,000 compared to $452,000 last year. This increase is primarily due to a increase in management incentive compensation.

Interest expense increased in the first quarter of 1997 from $2,382,000 in the first quarter of 1996 to $2,706,000 due to higher average domestic debt levels plus the Suroflex debt in 1997. The increase in other income in the first quarter of 1997 compared to last year is primarily a result of lower deferred financing cost amortization.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces primary earnings per share ("EPS") with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December_15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of March 28, 1997, the Company had available unused borrowing capacity of $43,608,000 under its bank revolving loan facility. During the first quarter of 1996, the Company also satisfied the capital requirements of its operations with internally generated funds.

During the first quarter of 1997, working capital decreased by $3,535,000 from $66,037,000 at December 27, 1996, to $62,502,000 at March 28, 1997. This
decrease was primarily a result of higher customer progress payments on projects in process in power generation. During the first quarter of 1997, the Company generated $7,517,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first quarter of 1997 and 1996, the Company made capital expenditures of $2,533,000 and $6,453,000, respectively. The major first quarter 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at Osborn, JacksonLea and Koller to support new programs at those locations. The major first quarter 1996 expenditures were in the motor vehicle segment for equipment to support new Marabond(R) programs at Janesville Products and for plant and office additions to support an increased level of business at Milsco.
Capital expenditures for 1997 are anticipated to approximate $15.0 million. No significant commitments are outstanding as of March 28, 1997.

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


FORWARD LOOKING STATEMENTS

This report contains certain statements as to the Company's belief, expectation or anticipation regarding future developments. Such statements constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, changes in auto maker production schedules, delays in customer delivery requirements and general economic conditions in the Company's market segments.


                                    PART  II

                               OTHER INFORMATION



       ITEM 1  Legal Proceedings - None

       ITEM 2  Changes in Securities - None

       ITEM 3  Defaults Upon Senior Securities - None

       ITEM 4  Submission of Matters to a vote of Security Holders - None

       ITEM 5  Other information - None

       ITEM 6  (a)  Financial Data Schedule

               (b)  Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JASON INCORPORATED (Registrant)


                                             by
                                               -------------------------
                                             Mark Train
                                             President
                                             (Chief Financial Officer)