Form 10-Q
period 1997-06-27
JASON INC
filed 1997-08-05
CIK 813471

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q
(Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997   or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to _______________

     COMMISSION FILE NUMBER 0-16059


                             JASON  INCORPORATED
            (Exact name of registrant as specified in its charter)


              WISCONSIN                                      39-1756840
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                      Identification No.)


         411 EAST WISCONSIN AVENUE, SUITE 2500, MILWAUKEE, WI  53202
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

On June 27, 1997 there were outstanding 20,159,573 shares of the Registrant's $.10 par value common stock.

                              JASON INCORPORATED

                                  FORM 10-Q

                                JUNE 27, 1997

                                    INDEX

PART I.  FINANCIAL INFORMATION                                                              PAGE NO.
                                                                                            -------
Statements of Income for the Three Months
    Ended June 27, 1997 and June 28, 1996 ...................................................   3

Statements of Income for the Six Months
    Ended June 27, 1997 and June 28, 1996 ...................................................   4

Balance Sheets as at June 27, 1997 and
    December 27, 1996 .......................................................................   5

Statements of Cash Flows for the Six Months
    Ended June 27, 1997 and June 28, 1996 ...................................................   6

Notes to Financial Statements ...............................................................   7

Management's Discussion and Analysis of
    Results of Operations and Financial Condition ........................................... 8 - 11

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings .................................................................   12

Item 2    Changes in Securities .............................................................   12

Item 3    Defaults Upon Senior Securities ...................................................   12

Item 4    Submission of Matters to a Vote of
             Security Holders ...............................................................   12

Item 5    Other Information .................................................................   12

Item 6    (a)  Exhibits .....................................................................   12

          (b)  Reports on Form 8-K ..........................................................   12

Signatures ..................................................................................   13

                              JASON INCORPORATED
                             STATEMENTS OF INCOME


              (Dollars In Thousands, Except Earnings Per Share)



                                                FOR THE THREE MONTHS ENDED
                                               ----------------------------
                                               JUNE 27,            JUNE 28,
                                                 1997                1996
                                               --------            --------
                                                       (UNAUDITED)
NET SALES                                      $   123,260         $   111,034

COST OF SALES                                       97,996              87,920
                                               -----------         -----------
  Gross Profit                                      25,264              23,114

SELLING AND ADMINISTRATIVE EXPENSES                 17,954              15,855
                                               -----------         -----------

  Operating Income                                   7,310               7,259

INTEREST EXPENSE                                     2,493               2,388

OTHER (INCOME) EXPENSE                                (512)                 14
                                               -----------         -----------

  Income Before Income Taxes                         5,329               4,857

PROVISION FOR INCOME TAXES                           2,078               1,991
                                               -----------         -----------

NET INCOME                                     $     3,251         $     2,866
                                               ===========         ===========

NET INCOME PER SHARE                           $      0.16         $      0.14
                                               ===========         ===========

AVERAGE SHARES OUTSTANDING                      20,512,000          20,604,000
                                               ===========         ===========

                              JASON INCORPORATED
                             STATEMENTS OF INCOME

              (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
              -------------------------------------------------

                                                   FOR THE SIX MONTHS ENDED
                                                 ---------------------------
                                                 JUNE 27,           JUNE 28,
                                                   1997               1996
                                                 --------           --------
                                                         (UNAUDITED)
                                                         -----------
NET SALES                                      $  248,487         $  215,665

COST OF SALES                                     200,051            171,093
                                                ---------          ---------
  Gross Profit                                     48,436             44,572

SELLING AND ADMINISTRATIVE EXPENSES                35,009             30,579
                                                ---------          ---------
  Operating Income                                 13,427             13,993

INTEREST EXPENSE                                    5,199              4,770

OTHER (INCOME) EXPENSE                               (765)               (56)
                                                ---------          ---------
  Income Before Income Taxes                        8,993              9,279

PROVISION FOR INCOME TAXES                          3,507              3,804
                                                ---------          ---------
NET INCOME                                     $    5,486         $    5,475
                                                =========          =========

NET INCOME PER SHARE                           $     0.27         $     0.27
                                                =========          =========

AVERAGE SHARES OUTSTANDING                     20,515,000         20,556,000
                                               ==========         ==========

                              JASON INCORPORATED
                                BALANCE SHEETS

                            (Dollars in Thousands)
                            ----------------------

                                                 JUNE 27,         DECEMBER 27,
                                                   1997               1996
                                               -----------        ------------
                                               (Unaudited)
                                               -----------
ASSETS
------
Current Assets
  Cash And Cash Equivalents                     $  2,036            $  2,978
  Accounts Receivable - Net                       63,379              61,483
  Inventories (Note 2)                            37,492              37,839
  Costs And Earnings In Excess Of
    Billings On Uncompleted Contracts             13,399              21,626
  Income Taxes Receivable                          ---                 2,250
  Deferred Income Taxes                            7,795               7,795
  Other Current Assets                             5,580               6,029
                                                --------            --------

     Total Current Assets                        129,681             140,000
                                                --------            --------
Property, Plant and Equipment
  Cost                                           159,945             158,057
  Less - Accumulated Depreciation                (71,915)            (66,624)
                                                --------            --------
     Net Property, Plant and Equipment            88,030              91,433
                                                --------            --------

Intangible Assets - Net                           88,199              89,876
Other Assets                                       1,667               1,817
                                                --------            --------
                                                $307,577            $323,126
                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Current Portion of Long-Term Debt             $  5,840            $  3,917
  Accounts Payable                                29,024              31,397
  Accrued Compensation & Employee Benefits        12,660              13,050
  Accrued Warranty                                 4,668               4,434
  Accrued Interest                                 1,293               1,580
  Accrued Income Taxes                               331               ---
  Other Current Liabilities                        9,695              10,015
  Billings In Excess Of Costs And
    Earnings On Uncompleted Contracts             12,285               9,570
                                                --------            --------

     Total Current Liabilities                    75,796              73,963

Revolving Loan                                    24,175              42,190
Other Long-Term Debt                              89,077              92,277
Deferred Income Taxes                              8,606               8,544
Other Long-Term Liabilities                        3,617               4,903
Postemployment & Postretirement Health
 And Other Benefits                                6,068               5,985
                                                --------            --------

     Total Liabilities                           207,339             227,862
                                                --------            --------
Commitments and Contingencies                      ---                 ---

SHAREHOLDERS' EQUITY
--------------------
Common Stock & Additional
  Contributed Capital                             34,687              34,687
Retained Earnings                                 66,109              60,623
Foreign Currency Translation Adjustment             (558)                (46)
                                                --------            --------

     Total Shareholders' Equity                  100,238              95,264
                                                --------            --------
                                                $307,577            $323,126
                                                ========            ========

                              JASON INCORPORATED
                           STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                              For The Six Months Ended
                                                                           ------------------------------
                                                                           June 27,              June 28,
                                                                             1997                 1996
                                                                           --------              --------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                               $  5,486              $  5,475
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
     Depreciation                                                             7,235                 6,165
     Amortization                                                             2,502                 2,938
     Deferred Income Taxes                                                       62                   562
   Increase (Decrease) In Cash, Excluding Effects Of
   Acquisitions, Due To Changes In:
     Accounts Receivable                                                     (2,110)              (10,976)
     Inventories                                                                104                 1,682
     Costs And Earnings In Excess Of Billings
      On Uncompleted Contracts                                                8,227                (4,821)
     Other Current Assets                                                     2,678                  (900)
     Other Assets                                                              (675)                 (446)
     Accounts Payable                                                        (2,287)                3,161
     Accrued Compensation & Employee Benefits                                  (169)               (1,971)
     Accrued Warranty                                                           234                   218
     Accrued Interest                                                          (266)                   16
     Accrued Income Taxes                                                       331                (1,367)
     Billings In Excess Of Costs And Earnings
      On Uncompleted Contracts                                                2,715                 4,424
     Other Liabilities                                                       (1,438)                 (742)
                                                                           --------              --------
        Total Adjustments                                                    17,143                (2,057)
                                                                           --------              --------
Net Cash Provided By Operations                                              22,629                 3,418
                                                                           --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition Of Property, Plant And Equipment                            (6,317)              (10,622)
     Disposal Of Property, Plant And Equipment - Net                            633                    21
     Other, Net                                                                (498)                 (105)
                                                                           --------              --------
Net Cash Used For Investing Activities                                       (6,182)              (10,706)
                                                                           --------              --------
Net Cash (Used) Provided Before Financing Activities                         16,447                (7,288)
                                                                           --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds From Revolving Loan                                            43,340                66,455
     Repayments Of Revolving Loan                                           (61,355)              (58,915)
     Proceeds From (Repayments Of) Other Long-Term Debt                         626                  (136)
     Issuance Of Common Stock - Net                                            ---                     84
                                                                           --------              --------
Net Cash Provided By (Used For) Financing Activities                        (17,389)                7,488
                                                                           --------              --------
Net Increase (Decrease) In Cash And Cash Equivalents                           (942)                  200
     Cash And Cash Equivalents, Beginning of Period                           2,978                 1,890
                                                                           --------              --------
     Cash And Cash Equivalents, End of Period                              $  2,036              $  2,090
                                                                           ========              ========
     Cash Paid For:

     Interest                                                                 5,520                 4,726

     Income Taxes                                                               951                 4,645

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

The financial statements at June 27, 1997 and June 28, 1996 and for the three and six month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six month periods ended June 27, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the second quarters of 1997 and 1996 amounted to 20,512,000 and 20,604,000, respectively. The weighted average number of common and common equivalent shares outstanding during the first six months of 1997 and 1996 amounted to 20,515,000 and 20,556,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                                      JUNE 27,      DECEMBER 27,
                                        1997            1996
                                    -----------     -------------
                                    (Unaudited)
Raw materials                         $19,806          $18,588
Work in process                         5,611            4,898
Finished goods                         12,075           14,353
                                      -------          -------
                                      $37,492          $37,839
                                      =======          =======

                              JASON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended June 27, 1997 compared to the three months ended June 28, 1996:

Sales for the three months ended June 27, 1997 increased by 11% from $111,034,000 for the three months ended June 28, 1996 to $123,260,000. Sales of power generation products were about the same, decreasing slightly from $35,879,000 to $35,735,000. Sales of motor vehicle products increased by 23% from $41,183,000 to $50,851,000. Sales of industrial products increased by 8% from $33,972,000 to $36,674,000.

As mentioned above, power generation sales for the second quarter of 1997 were about the same as last year which was a result of the timing of customer project requirements. The second quarter of 1997 started with a lower power generation backlog of $70 million compared to $90 million a year earlier. Bookings in the second quarter of $26 million were down 45% compared to the unusually high booking level of $47 million in the second quarter of 1996. Bookings have been impacted by competitive pressures and the timing of projects. Sales in the second quarter of $36 million were at about the same level as in the second quarter of 1996, leaving a backlog at the end of the second quarter of 1997 of $60 million compared to $101 million a year ago. The lower level of backlog and the increased requirements for foreign fabrication have resulted in excess capacity at the U.S. facilities, necessitating a July 1997 decision by the Company to close the Fort Smith, Arkansas facility of Braden Manufacturing in the second half of 1997. The net cost to exit this facility is not expected to be material. With this significant decrease in backlog, management believes that sales for the remainder of the year will be below those of the second half of last year but operating income will be above the second half of last year due to more profitable projects in the backlog.

The higher motor vehicle products sales were a result of an increase in both the automotive products business and the seating business. Automotive product sales include $3 million of sales for Suroflex, the European manufacturer of automotive insulation products acquired in the fourth quarter of 1996. Excluding Suroflex, automotive product sales increased by 12%. This increase in sales was due to an increase in the Company's content per vehicle which was due to improved sales of the Company's Marabond(R) moldable insulation product, which more than offset a decrease in U.S. automobile industry production of 4.2% in the second quarter of 1997 compared to last year. The U.S. automotive industry has announced a production schedule for the third quarter of 1997 that is about the same as the production level in the third quarter of 1996 and dealer inventories are at a reasonably low 63 days compared to 61 days at the end of the second quarter of 1996. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the third quarter. The Company's seating products business was up 26% in the second quarter of 1997 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

Industrial products sales in the second quarter of 1997 were up compared to last year with the Osborn brush business showing the most significant increase, but increases were also achieved for the JacksonLea buff and compound businesses and the components business.

Operating income increased in the second quarter of 1997 from $7,259,000 in the second quarter of 1996 to $7,310,000.

Operating income for the power generation products segment declined from $1,315,000 in the second quarter of 1996 to $389,000. The decline in operating income is the result of industry price level pressures and a less profitable product mix at Braden Manufacturing which included equipment package skids and inlet filters. In addition, the relatively low backlog and the increased requirements for foreign fabrication have resulted in under utilization of U.S. manufacturing capacity at Braden Manufacturing.

Operating income for the motor vehicle products segment improved from $4,294,000 in the second quarter of 1996 to $5,047,000 due primarily to higher volume in both the automotive and seating businesses, as mentioned above.

Operating income for the industrial products segment improved from $2,212,000 in the second quarter of 1996 to $2,479,000. This increase in operating income was a result of an improvement in sales volume at Osborn, JacksonLea and the components businesses.

Corporate expenses for the second quarter of 1997 were $605,000 compared to $562,000 last year. This increase is primarily due to an increase in management incentive compensation.

Interest expense increased in the second quarter of 1997 from $2,388,000 in the second quarter of 1996 to $2,493,000 due to additional debt required for the Suroflex acquisition in the fourth quarter of 1996. The increase in other income in the second quarter of 1997 represents an increase in foreign royalty income and the minority interest in second quarter losses at Suroflex.

Six months ended June 27, 1997 compared to the six months ended June 28, 1996:

Sales for the six months ended June 27, 1997 increased by 15% from $215,665,000 for the six months ended June 28, 1996 to $248,487,000. Sales of power generation products increased by 13% from $67,650,000 to $76,147,000. Sales of motor vehicle products increased by 25% from $79,941,000 to $100,283,000.
Sales of industrial products increased by 6% from $68,074,000 to $72,057,000.

The higher power generation sales for the first half of 1997 compared to last year was a result of a higher power generation backlog at the beginning of 1997 and the timing of customer project requirements. Backlog at the beginning of 1997 was $80 million compared to $69 million a year earlier. Bookings in the first half of $56 million were down 44% compared to the unusually high booking level of $100 million in the first half of 1996. Bookings have been impacted by competitive pressures and the timing of projects. Sales in the first half of 1997 of $76 million compared to $68 million in the first half of 1996 leaving a backlog at the end of the first half of 1997 of $60 million compared to $101 million a year ago. The lower level of backlog and the increased requirements for foreign fabrication have resulted in excess capacity at the U.S. facilities, necessitating a July 1997 decision by the Company to close the Fort Smith, Arkansas facility of Braden Manufacturing in the second half of 1997. The net cost to exit this facility is not expected to be material. With this significant decrease in backlog, management believes that sales for the remainder of the year will be below those of the second half of last year but operating income will be above the second half of last year due to more profitable projects in the backlog.

The higher motor vehicle products sales were a result of an increase in both the automotive products business and the seating business. Automotive product sales include $6 million of sales for Suroflex, the European manufacturer of automotive insulation products acquired in the fourth quarter of 1996. Excluding Suroflex, automotive product sales increased by 17%. This increase in sales was due to an increase in the Company's content per vehicle which was due to improved sales of the Company's Marabond(R) moldable insulation product, which more than offset the effect of a less than 1% increase in U.S. automobile industry production for the first half of 1997 compared to last year. The U.S. automotive industry has announced a production schedule for the third quarter of 1997 that is about the same as the production level in the third quarter of 1996 and dealer inventories are at a reasonably low 63 days compared to 61 days at the end of the second quarter of 1996. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the third quarter of 1997. The Company's seating products business was up 20% in the first half of 1997 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

Industrial products sales in the first half of 1997 were up compared to last year with the Osborn brush business showing the most significant increase, but increases were also achieved for the JacksonLea buff and compound businesses and the components businesses.

Operating income declined in the first half of 1997 from $13,993,000 in the first half of 1996 to $13,427,000.

Operating income for the power generation products segment declined from $2,181,000 in the first half of 1996 to $789,000. The decline in operating income is the result of industry price level pressures and a less profitable product mix at Braden Manufacturing which included equipment package skids and inlet filters. In addition, the relatively low backlog and the increased requirements for foreign fabrication have resulted in under utilization of U.S. manufacturing capacity at Braden Manufacturing.

Operating income for the motor vehicle products segment improved from $8,180,000 in the first half of 1996 to $9,692,000 due primarily to higher volume in both the automotive and seating businesses, as mentioned above.

Operating income for the industrial products segment declined from $4,647,000 in the first half of 1996 to $4,294,000. This decrease in operating income was a result of a mix of new and lower margin products at Osborn and higher material costs at the components businesses.

Corporate expenses for the first half of 1997 were $1,348,000 compared to $1,015,000 last year. This increase is primarily due to an increase in management incentive compensation.

Interest expense increased in the first half of 1997 from $4,770,000 in the first half of 1996 to $5,199,000 due to additional debt required for the Suroflex acquisition in the fourth quarter of 1996. The increase in other income in the first half of 1997 represents an increase in foreign royalty income and the minority interest in first half losses at Suroflex.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces primary earnings per share ("EPS") with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of June 27, 1997, the Company had available unused borrowing capacity of $53,084,000 under its bank revolving loan facility. During the first half of 1996, the Company also satisfied the capital requirements of its operations with internally generated funds.

During the first half of 1997, working capital decreased by $12,152,000 from $66,037,000 at December 27, 1996 to $53,885,000 at June 27, 1997. This
decrease was a result of lower power generation activity levels and better progress payments on contracts in process. During the first half of 1997, the Company generated $22,629,000 in cash from operations. The Company anticipates generating modest additional cash flow from operations during the balance of the year.

In the first half of 1997 and 1996, the Company made capital expenditures of $6,317,000 and $10,622,000, respectively. The major first half of 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at the components businesses, Osborn and JacksonLea to support new programs at those locations. The major first half of 1996 expenditures were in the motor vehicle segment for equipment to support new Marabond(R) programs at Janesville Products and for plant and office additions to support an increased level of business at Milsco. Capital expenditures for 1997 are anticipated to approximate $15.0 million. No significant commitments are outstanding as of June 27, 1997.

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

FORWARD LOOKING STATEMENTS

This report contains certain statements as to the Company's belief, expectation or anticipation regarding future developments. Such statements constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, changes in auto maker production schedules, delays in anticipated bookings and customer delivery requirements and general economic conditions in the Company's market segments.

                                   PART  II

                              OTHER INFORMATION

ITEM 1    Legal Proceedings - None

ITEM 2    Changes in Securities - None

ITEM 3    Defaults Upon Senior Securities - None

ITEM 4    Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Shareholders was held on April 23, 1997.

          (b)  Not Applicable.

          (c)  At the Annual Meeting the shareholders:

               (i) Voted to elect six directors to serve until the 1998 Annual Meeting of Shareholders. Each nominee was elected by a vote of the shareholders as follows:

                          DIRECTOR              FOR             WITHHELD
                          --------              ---             --------
                       Vincent L. Martin     18,237,590          14,541
                       Mark Train            18,237,590          14,541
                       Wayne C. Oldenburg    18,237,590          14,541
                       Wayne G. Fethke       18,237,590          14,541
                       David J. Drury        18,237,590          14,541
                       Frank W. Jones        18,237,590          14,541

               (ii)    Voted to ratify the appointment of
                       Price Waterhouse LLP as independent auditors of the Corporation for the 1997 fiscal year as follows:

                       FOR:      18,220,192
                       AGAINST:       6,866
                       ABSTAIN:      25,073

          (d) Not Applicable.

ITEM 5    Other information:

               On April 23, 1997, the Board of Directors appointed James Tyler Senior Vice President of the Company and President of the newly formed Jason Automotive Group.

ITEM 6    (a) Financial Data Schedule

          (b) Reports on Form 8-K - None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JASON INCORPORATED (Registrant)


                                          by
                                            --------------------------
                                          Mark Train
                                          President
                                          (Chief Financial Officer)