Form 10-Q
period 1997-09-26
JASON INC
filed 1997-10-30
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q
(Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997   or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------    ---------------

         COMMISSION FILE NUMBER 0-16059

                              JASON INCORPORATED
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                      39-1756840
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


          411 EAST WISCONSIN AVENUE, SUITE 2500, MILWAUKEE, WI  53202
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

On September 26, 1997 there were outstanding 20,225,580 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                   FORM 10-Q

                              SEPTEMBER 26, 1997

                                     INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Statements of Income for the Three Months
    Ended September 26, 1997 and September 27, 1996...................      3

Statements of Income for the Nine Months
    Ended September 26, 1997 and September 27, 1996...................      4

Balance Sheets as at September 26, 1997 and
    December 27, 1996.................................................      5

Statements of Cash Flows for the Nine Months
    Ended September 26, 1997 and September 27, 1996...................      6

Notes to Financial Statements.........................................      7

Management's Discussion and Analysis of
    Results of Operations and Financial Condition.....................    8 - 12


PART II.  OTHER INFORMATION

Item 1       Legal Proceedings........................................     12

Item 2       Changes in Securities....................................     12

Item 3       Defaults Upon Senior Securities .........................     12

Item 4       Submission of Matters to a Vote of
                Security Holders......................................     12

Item 5       Other Information........................................     12

Item 6       (a)  Exhibits............................................     12

             (b)  Reports on Form 8-K.................................     12

Signatures............................................................     12

                               JASON INCORPORATED
                              STATEMENTS OF INCOME

               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)





                                                             FOR THE THREE MONTHS ENDED
                                               ----------------------------------------------------
                                                   SEPTEMBER                          SEPTEMBER
                                                   26, 1997                           27, 1996
                                               -----------------                  -----------------
                                                                  (Unaudited)
NET SALES                                      $     111,101                      $    106,730

COST OF SALES                                         89,067                            85,408
                                               -------------                      ------------

  Gross Profit                                        22,034                            21,322

SELLING AND ADMINISTRATIVE EXPENSES                   16,476                            15,266
                                               -------------                      ------------
  Operating Income                                     5,558                             6,056

INTEREST EXPENSE                                       2,243                             2,396

OTHER (INCOME) EXPENSE                                  (367)                               58
                                               -------------                      ------------

  Income Before Income Taxes                           3,682                             3,602

PROVISION FOR INCOME TAXES                             1,436                             1,332
                                               -------------                      ------------

NET INCOME                                     $       2,246                      $      2,270
                                               =============                      ============

NET INCOME PER SHARE                           $        0.11                      $       0.11
                                               =============                      ============

AVERAGE SHARES OUTSTANDING                        20,556,000                        20,604,000
                                               =============                      ============

                               JASON INCORPORATED
                              STATEMENTS OF INCOME

               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)





                                                             FOR THE NINE MONTHS ENDED
                                               ---------------------------------------------------
                                                   SEPTEMBER                           SEPTEMBER
                                                   26, 1997                            27, 1996
                                               ------------------                    -------------
                                                                   (Unaudited)

NET SALES                                      $    359,588                          $   322,395

COST OF SALES                                       289,118                              256,501
                                               ------------                          -----------

  Gross Profit                                       70,470                               65,894

SELLING AND ADMINISTRATIVE EXPENSES                  51,485                               45,845
                                               ------------                          -----------

  Operating Income                                   18,985                               20,049

INTEREST EXPENSE                                      7,442                                7,166

OTHER (INCOME) EXPENSE                               (1,132)                                   2
                                               ------------                          -----------

  Income Before Income Taxes                         12,675                               12,881

PROVISION FOR INCOME TAXES                            4,943                                5,136
                                               ------------                          -----------

NET INCOME                                     $      7,732                          $     7,745
                                               ============                          ===========

NET INCOME PER SHARE                           $       0.38                          $      0.38
                                               ============                          ===========

AVERAGE SHARES OUTSTANDING                       20,526,000                           20,571,000
                                               ============                          ===========

                               JASON INCORPORATED
                                 BALANCE SHEETS

                             (Dollars in Thousands)



                                                                      SEPTEMBER                   DECEMBER
                                                                      26, 1997                    27, 1996
                                                                   --------------              ---------------
                                                                     (Unaudited)
                                                                   --------------
ASSETS
Current Assets
  Cash And Cash Equivalents                                        $      2,631                $      2,978
  Accounts Receivable - Net                                              56,956                      61,483
  Inventories (Note 2)                                                   38,449                      37,839
  Costs And Earnings In Excess Of
   Billings On Uncompleted Contracts                                     11,732                      21,626
  Income Taxes Receivable                                                ---                          2,250
  Deferred Income Taxes                                                   7,795                       7,795
  Other Current Assets                                                    6,966                       6,029
                                                                   ------------                ------------

    Total Current Assets                                                124,529                     140,000
                                                                   ------------                ------------

Property, Plant and Equipment
  Cost                                                                  158,333                     158,057
  Less - Accumulated Depreciation                                       (74,582)                    (66,624)
                                                                   ------------                ------------
    Net Property, Plant and Equipment                                    83,751                      91,433
                                                                   ------------                ------------

Intangible Assets - Net                                                  87,188                      89,876
Other Assets                                                              1,635                       1,817
                                                                   ------------                ------------
                                                                   $    297,103                $    323,126
                                                                   ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                                $      5,840                $      3,917
  Accounts Payable                                                       27,150                      31,397
  Accrued Compensation & Employee Benefits                               14,652                      13,050
  Accrued Warranty                                                        4,728                       4,434
  Accrued Interest                                                        2,076                       1,580
  Accrued Income Taxes                                                       40                      ---
  Other Current Liabilities                                              10,940                      10,015
  Billings In Excess Of Costs And
   Earnings On Uncompleted Contracts                                     12,947                       9,570
                                                                   ------------                ------------

    Total Current Liabilities                                            78,373                      73,963

Revolving Loan                                                           10,000                      42,190
Other Long-Term Debt                                                     88,531                      92,277
Deferred Income Taxes                                                     8,017                       8,544
Other Long-Term Liabilities                                               3,354                       4,903
Postemployment & Postretirement Health
 And Other Benefits                                                       6,110                       5,985
                                                                   ------------                ------------

    Total Liabilities                                                   194,385                     227,862
                                                                   ------------                ------------

Commitments and Contingencies                                            ---                         ---

SHAREHOLDERS' EQUITY
Common Stock & Additional
  Contributed Capital                                                    34,957                      34,687
Retained Earnings                                                        68,355                      60,623
Foreign Currency Translation Adjustment                                    (594)                        (46)
                                                                   ------------                ------------

    Total Shareholders' Equity                                          102,718                      95,264
                                                                   ------------                ------------
                                                                   $    297,103                $    323,126
                                                                   ============                ============

                               JASON INCORPORATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                ------------------------------------
                                                                                SEPTEMBER                 SEPTEMBER
                                                                                26, 1997                  27, 1996
                                                                                -----------               ----------
                                                                                             UNAUDITED
                                                                                             ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                                     $    7,732               $    7,745
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
      Depreciation                                                                   10,725                    9,287
      Amortization                                                                    3,766                    4,215
      Deferred Income Taxes                                                            (527)                     646
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                                             4,240                  (16,980)
      Inventories                                                                      (909)                     112
      Cost And Earnings In Excess Of Billings
       On Uncompleted Contracts                                                       9,894                   (7,673)
      Other Current Assets                                                            1,281                   (2,122)
      Other Assets                                                                     (896)                    (611)
      Accounts Payable                                                               (4,136)                   3,798
      Accrued Compensation & Employee Benefits                                        1,602                     (629)
      Accrued Warranty                                                                  294                      547
      Accrued Interest                                                                  514                    1,014
      Accrued Income Taxes                                                               40                   (1,739)
      Billings In Excess Of Costs And Earnings
       On Uncompleted Contracts                                                       3,377                    7,114
      Other Liabilities                                                                (155)                    (220)
                                                                                 ----------               ----------
        Total Adjustments                                                            29,110                   (3,241)
                                                                                 ----------               ----------

Net Cash Provided By Operations                                                      36,842                    4,504
                                                                                 ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Property, Plant And Equipment                                   (9,023)                 (13,178)
      Disposal Of Property, Plant And Equipment - Net                                 3,660                       34
      Other, Net                                                                       (531)                     (36)
                                                                                 ----------               ----------
Net Cash Used For Investing Activities                                               (5,894)                 (13,180)
                                                                                 ----------               ----------

Net Cash (Used) Provided Before Financing Activities                                 30,948                   (8,676)
                                                                                 ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                                   56,610                   98,070
      Repayments Of Revolving Loan                                                  (88,800)                 (89,240)
      Proceeds From (Repayments Of) Other Long-Term Debt                                625                     (136)
      Issuance Of Common Stock - Net                                                    270                       84
                                                                                 ----------               ----------
Net Cash Provided By (Used For) Financing Activities                                (31,295)                   8,778
                                                                                 ----------               ----------
Net Increase (Decrease) In Cash And Cash Equivalents                                   (347)                     102
      Cash And Cash Equivalents, Beginning of Period                                  2,978                    1,890
                                                                                 ----------               ----------

      Cash And Cash Equivalents, End of Period                                   $    2,631               $    1,992
                                                                                 ==========               ==========
      Cash Paid For:

      Interest                                                                        6,902                    6,073
      Income Taxes                                                                    3,297                    6,231

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

The financial statements at September 26, 1997 and September 27, 1996 and for the three and nine month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine month periods ended September 26, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding during the third quarters of 1997 and 1996 amounted to 20,556,000 and 20,604,000, respectively. The weighted average number of common and common equivalent shares outstanding during the first nine months of 1997 and 1996 amounted to 20,526,000 and 20,571,000, respectively. Shares issuable under employee stock option plans are included in the earnings per share computations for all periods presented.


NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                                                   SEPTEMBER 26,           DECEMBER 27,
                                                        1997                  1996
                                                --------------------   -----------------
                                                    (Unaudited)
Raw materials                                   $     19,830           $     18,588
Work in process                                        5,826                  4,898
Finished goods                                        12,793                 14,353
                                                ------------           ------------
                                                $     38,449           $     37,839
                                                ============           ============

                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended September 26, 1997 compared to the three months ended September 27, 1996:

Sales for the three months ended September 26, 1997 increased by 4% from $106,730,000 for the three months ended September 27, 1996 to $111,101,000. Sales of power generation products decreased by 16% from $37,012,000 to $31,032,000. Sales of motor vehicle products increased by 23% from $37,176,000 to $45,697,000. Sales of industrial products increased by 6% from $32,542,000 to $34,372,000.

The decrease in power generation sales was a result of a lower backlog level at the beginning of the third quarter of 1997 compared to the prior year due to lower bookings during the first half of 1997. The third quarter of 1997 started with a power generation backlog of $60 million compared to $101 million a year earlier. Bookings in the third quarter of $33 million were up 10% compared to $30 million in the third quarter of 1996. Sales in the third quarter of $31 million were down compared to $37 million in the third quarter of 1996, leaving a backlog at the end of the third quarter of 1997 of $62 million compared to $94 million a year ago. The lower level of backlog and the increased requirements for foreign fabrication have resulted in excess capacity at the U.S. facilities and has necessitated the permanent closure of the Fort Smith, Arkansas facility of Braden and the St. Paul facility of Deltak. The net cost to exit these facilities is not expected to be material.

The higher motor vehicle products sales was a result of an increase in both the automotive products business and the seating business. Automotive product sales include $2.7 million of sales for Suroflex, the European manufacturer of automotive insulation products acquired in the fourth quarter of 1996. Excluding Suroflex, automotive product sales increased by 12%. This increase in sales was due to an increase in the Company's content per vehicle which was due to improved sales of the Company's Marabond(R) moldable insulation product, which more than offset a decrease in U.S. automobile industry production of 2% in the third quarter compared to last year. The U.S. automotive industry has announced a production schedule for the fourth quarter of 1997 that is above the production level in the fourth quarter of 1996 and dealer inventories are at a reasonably low 62 days compared to 60 days at the end of the third quarter of 1996 but the actual number of units in dealer inventories was 2,593,000, a decrease of 95,000 units from a year ago. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the fourth quarter. The Company's seating products business was up 23% in the third quarter of 1997 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

Industrial products sales in the third quarter of 1997 were up compared to last year with the Osborn brush business showing the most significant increase, but increases were also achieved for the JacksonLea buff and compound businesses and the components business.

Operating income decreased in the third quarter of 1997 from $6,056,000 in the third quarter of 1996 to $5,558,000.

Operating income for the power generation products segment declined from $1,572,000 in the third quarter of 1996 to $626,000. The decline in operating income is the result of industry price level pressures and a less profitable product mix at Braden Manufacturing which included equipment package skids and inlet filters. In addition, the relatively low backlog and the increased requirements for foreign fabrication have resulted in under utilization of U.S. manufacturing capacity.

Operating income for the motor vehicle products segment improved from $3,025,000 in the third quarter of 1996 to $3,403,000 due primarily to higher volume in both the automotive and seating businesses, as mentioned above.

Operating income for the industrial products segment improved from $2,073,000 in the third quarter of 1996 to $2,131,000. This increase in operating income was a result of an improvement in sales volume at Osborn and JacksonLea, partially offset by lower operating income for the components businesses due to higher material costs.

Corporate expenses for the third quarter of 1997 were $602,000 compared to $614,000 last year.

Interest expense decreased in the third quarter of 1997 from $2,396,000 in the third quarter of 1996 to $2,243,000. The interest expense for the third quarter of 1997 includes $174,000 of interest on the additional debt required for the Suroflex acquisition in the fourth quarter of 1996. Excluding interest on the Suroflex debt, interest expense decreased by $327,000 due to cash generation during the first nine months of 1997 resulting in a $34 million reduction in debt levels. The increase in other income in the third quarter of 1997 represents an increase in foreign royalty income and the minority interest in third quarter losses at Suroflex.

Nine months ended September 26, 1997 compared to the nine months ended September 27, 1996:

Sales for the nine months ended September 26, 1997 increased by 12% from $322,395,000 for the nine months ended September 27, 1996 to $359,588,000. Sales of power generation products increased by 2% from $104,662,000 to $107,179,000. Sales of motor vehicle products increased by 25% from $117,117,000 to $145,979,000. Sales of industrial products increased by 6% from $100,616,000 to $106,430,000.

The higher power generation sales for the nine months of 1997 compared to last year was a result of a higher power generation backlog at the beginning of 1997 and the timing of customer project requirements. Backlog at the beginning of 1997 of $80 million compared to $69 million a year earlier. Bookings in the first nine months of $89 million were down 32% compared to $130 million in the first nine months of 1996. Sales in the first nine months of $107 million compared to $105 million in the first nine months of 1996 leaving a backlog at the end of the first nine months of 1997 of $62 million compared to $94 million a year ago. With this significant decrease in backlog, management believes that sales for the remainder of the year will be below that of the fourth quarter of last year. The lower level of backlog and the increased requirements for foreign fabrication have resulted in excess capacity at the U.S. facilities and has necessitated the permanent closure of the Fort Smith, Arkansas facility of Braden and the St. Paul facility of Deltak. The net cost to exit these facilities is not expected to be material.

The higher motor vehicle products sales were a result of an increase in both the automotive products business and the seating business. Automotive product sales include $8.6 million of sales for Suroflex, the European manufacturer of automotive insulation products acquired in the fourth quarter of 1996. Excluding Suroflex, automotive product sales increased by 15%. This increase in sales was due to an increase in the Company's content per vehicle which was due to improved sales of the Company's Marabond(R) moldable insulation product, which more than offset the effect of a less than 1% decrease in U.S. automobile industry production for the first nine months of 1997 compared to last year. The U.S. automotive industry has announced a production schedule for the fourth quarter of 1997 that is above the production level in the fourth quarter of 1996 and dealer inventories are at a reasonably low 62 days compared to 60 days at the end of the third quarter of 1996 but the actual number of units in dealer inventories was 2,593,000, a decrease of 95,000 units from a year ago. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the fourth quarter. The Company's seating products business was up 21% in the first nine months of 1997 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

Industrial products sales in the first nine months of 1997 were up compared to last year with the Osborn brush business showing the most significant increase, but increases were also achieved for the JacksonLea buff and compound businesses and the components business.

Operating income declined in the first nine months of 1997 from $20,049,000 in the first nine months of 1996 to $18,985,000.

Operating income for the power generation products segment declined from $3,753,000 in the first nine months of 1996 to $1,415,000. The decline in operating income is the result of industry price level pressures and a less profitable product mix at Braden Manufacturing which included equipment package skids and inlet filters. In addition, the relatively low backlog and the increased requirements for foreign fabrication have resulted in under utilization of U.S. manufacturing capacity.

Operating income for the motor vehicle products segment improved from $11,205,000 in the first nine months of 1996 to $13,096,000 due primarily to higher volume in both the automotive and seating businesses, as mentioned above.

Operating income for the industrial products segment declined from $6,720,000 in the first nine months of 1996 to $6,425,000. This decrease in operating income was a result of a mix of new and lower margin products at Osborn and higher material costs at the components businesses.

Corporate expenses for the first nine months of 1997 were $1,950,000 compared to $1,629,000 last year. This increase is primarily due to an increase in management incentive compensation.

Interest expense increased in the first nine months of 1997 from $7,166,000 in the first nine months of 1996 to $7,442,000 due to additional debt required for the Suroflex acquisition in the fourth quarter of 1996. The increase in other income in the first nine months of 1997 represents an increase in foreign royalty income and the minority interest in losses at Suroflex.

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


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of September 26, 1997, the Company had available unused borrowing capacity of $68,919,000 under its bank revolving loan facility. During the first nine months of 1996, the Company also satisfied the capital requirements of its operations with internally generated funds.

During the first nine months of 1997, working capital decreased by $19,881,000 from $66,037,000 at December 27, 1996 to $46,156,000 at September 26, 1997.
This decrease was a result of lower power generation activity levels and better progress payments on contracts in process. During the first nine months of 1997, the Company generated $36,842,000 in cash from operations. The Company anticipates generating modest additional cash flow from operations during the balance of the year.

In the first nine months of 1997 and 1996, the Company made capital expenditures of $9,023,000 and $13,178,000, respectively. The major 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at the components businesses, Osborn and JacksonLea to support new programs at those locations. The major 1996 expenditures were in the motor vehicle segment for equipment to support new Marabond(R) programs at Janesville Products and for plant and office additions to support an increased level of business at Milsco. Capital expenditures for 1997 are anticipated to approximate $15.0 million. No significant commitments are outstanding as of September 26, 1997.


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

                                        JASON INCORPORATED (Registrant)


                                        by /s/ Mark Train
                                          -----------------------------
                                        Mark Train
                                        President
                                        (Chief Financial Officer)