Form 10-K
period 1997-12-26
JASON INC
filed 1998-03-13
CIK 813471

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-K
(Mark One)
     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee required)
     FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997   OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(No fee required)  For the transition period from              to
                                                  ------------   ----------
     COMMISSION FILE NUMBER 0-16059

                              JASON  INCORPORATED

             (Exact name of registrant as specified in its charter)


WISCONSIN                                39-1756840
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

          411 EAST WISCONSIN AVENUE, SUITE 2500, MILWAUKEE, WI  53202
                    (Address of principal executive offices)

                                 (414) 277-9300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:


         Title of each class  Name of each exchange on which registered
         -------------------  -----------------------------------------
                N/A                                N/A


          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.10 PAR VALUE
                          ----------------------------
                                 Title of Class
     Indicate by mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No
                                           ---    ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 2, 1998: $98,819,304.

Number of shares of Common Stock outstanding as of March 2, 1998:   20,237,705

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 13, 1998, for the Annual Meeting of
Shareholders to be held on April 22, 1998                      PART
                                                               III

                                     PART I
ITEM I.        BUSINESS

     The Company was incorporated in November 1985 and operates in three primary business segments: motor vehicle products, power generation products and industrial products. Motor vehicle products include the manufacture and marketing of nonwoven fiber and other insulation products, door inserts, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Power generation products include the design and manufacture of silencing equipment, waste heat recovery boilers, and other auxiliary equipment for the gas turbine and other industries and the design and fabrication of electromagnetic shielding products for medical and other electronic equipment applications. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compound used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

     Information relating to the Company's three business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Note 12 - Segment Information" which are included in Items 7 and 8 of Part II of this report.

PRODUCTS

     MOTOR VEHICLE PRODUCTS. The Company's Janesville Products business has been in continuous operation since 1881. Janesville Products manufactures nonwoven fiber insulation for the automotive industry. Because of their low cost and thermal and acoustical insulating characteristics, Janesville's products are used as an underlay for carpeting or as insulation behind various interior trim parts of automobiles, light trucks and vans. In addition to its traditional product, the Company also manufactures special moldable padding products which can be used for contoured shapes for both interior and trunk applications. Janesville also manufacturers mastic, an asphaltic based sound deadener. The Company's Sackner Products division has been in continuous operation since 1916 and has historically been the dominant supplier of dielectric padding for automotive applications. The use of dielectric padding behind a door or seat fabric permits a seam or design to be embossed or molded into the fabric. Currently, the principal products of the Sackner business are the production of door panel insert subassemblies and acoustical insulation products for automotive applications and acoustical and other products for the furniture industry.

     In October 1996, the Company completed the acquisition of a majority interest in Suroflex GmbH, a German manufacturer of acoustical insulation products for the automotive industry. This acquisition allows Jason and Suroflex to serve their U.S. and European customers on a worldwide basis.

     In recent years, the automotive industry has put increasing reliance on suppliers to develop new products and reduce costs. In response to this trend, over the last few years, the Company has increased its product development emphasis. Company personnel work directly with the engineering departments of automotive companies and tier-1 suppliers to establish the insulation design and specifications for new cars.

     The Company has established an application engineering group to design new products, explore the use of different fibers and combinations of fibers for insulation purposes and improve the characteristics of its existing products. Several new products, including the moldable products and thermoformed door inserts have resulted from this product development effort and have contributed to the increase in Company sales per vehicle produced in the U.S.

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

     The Company's Milsco Manufacturing unit was established in Milwaukee in 1924 and had been family owned until acquired by the Company in January 1995. Milsco is an international company specializing in the design and manufacture of complete seating products for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment. The company was originally established as a harness maker and over the years became one of the nation's leading seating innovators. Early in its history Milsco gained notice as the first company to put padded seating on tractors and farm implements. Today, it is known for its breakthrough developments in many areas and for its consistently high quality products.

     During 1995, 1996 and 1997 sales of motor vehicle products accounted for approximately 36%, 36% and 41%, respectively, of the Company's total sales.

POWER GENERATION PRODUCTS. The Company believes that it is the only manufacturer in the world that can supply all of the auxiliary equipment for a gas turbine power plant. Braden Manufacturing manufactures the inlet silencers, the inlet filters and filter houses, the turbine enclosures and the exhaust silencers which control the incoming air stream and the outgoing exhaust gas stream; Braden-Europe designs the diverter dampers which direct the exhaust gas to the silencer for simple cycle installations and to the waste heat recovery boiler for combined cycle installations; Deltak manufactures the waste heat recovery boilers which convert the thermal energy in the exhaust gas into steam for the subsequent generation of additional electricity.

     The Company's Braden Manufacturing business was founded in Tulsa, Oklahoma in 1923 as a fabricator of steel products. The business focused its steel fabricating efforts on the gas turbine industry in the 1960's. Braden's major products for the turbine industry are inlet and exhaust silencers. Braden's early success in these products led to recent participation in enclosures for the turbine itself and in inlet filtration. The acquisition of the Braden-Europe (formerly Metrio Technologie B.V.) business in November 1992 significantly improved Braden's globalization. Braden-Europe is located in Heerlen, the Netherlands and is a designer of diverter dampers for gas turbine and other applications. Braden-Europe provides the one product in the turbine exhaust stream which Braden had not previously been able to offer and thereby also allowed the Company to offer an entire exhaust system to its customers, a capability which no other manufacturer can claim. In addition, Braden-Europe's central European location is ideal for servicing the large turbine manufacturing companies headquartered in Europe. Braden-Europe has contributed significantly to Jason's growth in the power generation business. A typical 70 megawatt turbine installation would have a value of approximately $20 million. The Braden portion of such an installation would be worth up to $1.5 million.

     A second major program for Braden which has been in progress for several years is the continued development of a matrix of manufacturing partners to satisfy the requirements of various foreign power companies for local manufacturing content. Arrangements have been completed in the Pacific Rim, the Middle East and in Europe. Braden has developed the expertise to manage these types of contracts and has completed several with commendation from both the turbine manufacturers and the user power companies. This form of business has expanded substantially in the last few years and Braden is recognized as a leader in its development.

     Based in Minneapolis, Deltak, which has been in business since 1972, is a leading designer, engineer and manufacturer of steam generators and heat recovery systems, with a current emphasis on the gas turbine cogeneration and combined cycle electrical power generation markets. Deltak also manufactures process steam and directly fired specialty boilers for a wide variety of heat recovery applications and provides parts and field service for boilers and related systems.

     The Company is also in the market for magnetic and radio frequency shielding for medical and electronic equipment installations and is currently a major participant in this field. The Company's shielding is designed to protect equipment or systems from unwanted radio frequency or electromagnetic disturbances.

     During 1995, 1996 and 1997 power generation products accounted for approximately 32%, 34% and 30%, respectively, of the Company's total sales.

     INDUSTRIAL PRODUCTS. The Company's industrial brush business, Osborn Manufacturing, was first established in 1887 in Cleveland, Ohio. The Company supplies industrial power brushes and maintenance brushes to a variety of industries. Power brushes are used as attachments to power tools or machines which spin the brushes at high speeds. Maintenance brushes are used manually. The Company manufactures and supplies over 3,000 different brushes which range from tiny micro abrasive brushes to wide-face brushes for mill applications which are up to 16 inches in diameter and 18 feet in length. These wide-face or mill brushes are used primarily to remove scale from coils and from rolls in steel and aluminum mills. In July 1996, the Company added to Osborn's already strong position in this market with the acquisition of the mill brush business of the Milwaukee Brush Company. Power brushes can be used for applications ranging from small industrial deburring required by the electronics industry to the removal of slag from steel mill rolling equipment. While power brushes are generally used on metal surfaces, they can also be used on other materials such as plastic. Maintenance brushes are used in a wide variety of industrial applications. The Company sells power brushes primarily under the Osborn(R) and ORBIT(R) trademarks and a line of maintenance brushes under the EMRO(R) trademark. The Company considers these trademarks to be valuable in distinguishing its products from those of its competitors.

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

     The Company's Jackson Buff business has been in operation since 1931. On May 31, 1991, the Company acquired Lea Manufacturing and merged the two businesses to form JacksonLea. In June 1992, the Company acquired The Buckeye Products Company, a manufacturer of buffing compounds located in Cincinnati, Ohio and in June 1993, the Company acquired the buff and compound business of Hanson & Wells of Canada. In March 1997, the Company acquired Buller Buff Company, a Canadian manufacturer of buffing wheels and other products for the metal finishing industry. In April 1997, the Company acquired Pulinova, a Mexican manufacturer of buffing compounds and formed JacksonLea de Mexico. JacksonLea manufactures industrial buffing wheels and industrial buffing compound primarily for use in high volume buffing operations. Buffing wheels and buffing compound are used primarily to finish metal parts which require a high degree of luster. The Company manufactures buffing wheels from 3 to 30 inches in diameter and roll-type buffing wheels up to 4 feet in length. The Company makes both airway (ventilated) buffing wheels and conventional buffing wheels. It uses a proprietary process to make its ventilated buffs. Plumbing fixtures, door hardware, cookware, silverware, motorcycle parts and automotive components are some of the many metal items which are commonly buffed at some point in the manufacturing process. The buffing operation is used either to give the product its final finished appearance, particularly true for stainless steel or aluminum auto trim, or to prepare the product for a final plating process, a technique commonly used to finish plumbing fixtures. Although the Company's buffing wheels are primarily used on metal surfaces, they can also be used with other materials. For example, a manufacturer might buff a plastic product to remove seams which result from the bonding of two pieces of plastic.

     The characteristics of a buffing wheel and its associated buffing compound must be carefully matched to a particular customer's needs. For example, buffing wheels can be made in different sizes and use different types and combinations of cloth which can be treated with different chemicals to harden the buff to the desired degree, improve its life and increase its ability to hold buffing compound. In conjunction with its design of a buff for a particular purpose, the Company formulates a buffing compound for use with that buff. Therefore, the Company's ability to supply a buff and buffing compound appropriate for use by its customer is an important element of its success.
The Company sells its buffing compounds both in flow bins (which allow for continuous operation of an automatic buffing machine), drums and in bar form for use by its smaller customers who do not have automatic buffing equipment. JacksonLea sells its buff products primarily under the "JACKSON(R)", "LEA(R)", "BUCKEYE(R)", "HANSON & WELLS(R)" and "JACKSONLEA(R)" trademarks which it considers to be valuable in distinguishing its buff and compound products from competitive products.

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

     The Company's precision components businesses produce metal products for a wide variety of industries and OEM applications. These businesses were acquired on November 23, 1993 in connection with the acquisition of Koller Industries Incorporated and now constitute the Jason Components Group.

     Koller Stamped Components produces small, high quality, progressive die stampings for high volume applications. The stamping operation is a major supplier to small engine manufacturers, electric motor manufacturers and cookware producers.

     Jason Precision Components of Shenzhen, China, is the world's largest manufacturer of VHS cassette reel leaf springs, producing annually nearly one billion of these springs for customers on a worldwide basis.

     Advance Wire Products manufactures wire formed components. Advance Wire utilizes four-slide technology to form both round wire and flat stock into a variety of shapes and uses. These products are sold to a broad spectrum of U.S. industries including toys, appliances, packaging, construction products, automobiles and lawn and garden. A unique product line produced and marketed through Advance Wire Products is the West Haven Buckle business. This product line includes a variety of metal and plastic buckles for the medical and apparel industries.

     The Assembled Products Group manufactures small, high volume assemblies for the outdoor power and other industries.

     Metalex is the largest manufacturer of expanded metal products in the United States. Expanded metal is found in a variety of uses including patio furniture, truck and automotive air filters and building construction products.

     During 1995, 1996 and 1997 sales of industrial products accounted for approximately 32%, 30% and 29%, respectively, of the Company's total sales.

MARKETS AND MARKETING

     MOTOR VEHICLE PRODUCTS. The Company believes that its Jason Automotive Group (Janesville Products, Sackner Products and Suroflex) is the leading manufacturer of nonwoven fiber insulation for automotive use. The Company markets its insulation through independent sales representatives and in-house salespersons. While the Company's actual customers are primarily automotive carpeting suppliers and trim fabricators, the type of insulation used by a supplier is generally specified by the automotive manufacturer. Therefore, the Company's sales representatives and in-house sales and engineering staffs spend considerable time working directly with the automobile companies during the design phase for a new automobile to design a type of insulation which the Company can provide. After the type of insulation is specified, it is rarely changed once an automobile goes into production. The Company is primarily a tier-2 supplier and is a leading supplier to the major carpeting suppliers and interior trim fabricators for the automobile industry. The Company's insulation products are used by Ford, General Motors and Chrysler and by Honda, Nissan, Toyota, Mitsubishi, Mazda, Isuzu and BMW, at their U.S. assembly facilities and by BMW, Mercedes, Opel and Audi at their European assembly facilities.

     The Company's dielectric and other automotive padding products are generally sold as Tier-2 or Tier-3 components to interior trim fabricators.

     Door insert subassemblies comprised of either a fabric cover over a substrate and dielectric or foam pad, or a fabric over a thermoformable nonwoven provide a decorative and soft contrast to the molded hard plastic door panels in certain models and are sold as a Tier-2 component to door system assemblers.

     The Jason Automotive Group also sells a number of related products outside the automotive industry for furniture, industrial and appliance applications.

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

     In 1997 approximately 48% of the Company's motor vehicle products sales were made to five customers.

     POWER GENERATION PRODUCTS. The Company believes that it is the leading U.S. manufacturer of silencing equipment and auxiliary equipment packages for gas turbine installations and a leading producer of waste heat recovery boilers and diverter dampers. The market for gas turbine power plants throughout the world, which is the driving force in the Company's power generation business, continued to be dominated in 1997 by Asia. The most active markets in Asia in 1997 were Thailand, Pakistan, Malaysia, Korea and India. Approximately 60% of the Company's total power generation sales were outside of the U.S. and 37% were to Asia. Management expects demand for gas turbine power plants in Asia to be significantly reduced in 1998 due to the Asian financial crisis except for certain oil and gas projects which are expected to move ahead.

     Jason services the gas turbine equipment market with sales offices and manufacturing capabilities in the U.S., in the Far East and in Europe; it is the only company in its industry with this breadth of capability. The relationships which Braden established in the Far East over the last several years were particularly critical to their 1997 performance and have also been a big benefit to Deltak since its acquisition. In addition, Deltak's joint venture in China provides the Company with a competitive advantage in the very active Chinese power generation market.

     Turbine manufacturers typically design and manufacture the turbine itself but rely on outside suppliers for silencing equipment, diverter dampers, boilers and other auxiliary equipment. In recent years the turbine producers have moved towards providing only functional specifications to their equipment suppliers thereby increasing the design responsibility of the equipment manufacturer and consequently the proprietary nature of the business. Braden designs and manufactures its equipment at its Tulsa facility and designs its diverter dampers at its facility in Heerlen, the Netherlands. Deltak designs and manufacturers its equipment at two facilities in the Minneapolis/St. Paul, Minnesota area.

     The Company believes it is also a leader in the market for radio frequency and electromagnetic shielding systems. The Company designs and manufactures these systems and erects them through its construction subsidiary. The shielding market is serviced direct and through a limited number of manufacturer's representatives.

     In 1997 approximately 40% of the Company's power generation products sales were made to four customers.

     INDUSTRIAL PRODUCTS. The Company believes that it is the leading supplier of industrial power brushes in the United States. It markets its power and maintenance brushes through a network of approximately 400 industrial distributors in North America which maintain a total of approximately 700 outlets. These distributors sell a variety of maintenance and repair items, but typically do not sell items competitive with the Company's products. The distributors sell the Company's products to a large variety of businesses in many industries. The Company sells its products to its distributors at 10 to 50% discounts from published list prices and provides its distributors limited rights to return a portion of unsold goods. The Company maintains a force of technically trained field representatives who both train the Company's distributors in the proper use of its brushes and assist the end users of the Company's brushes in meeting their product finishing needs.

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

     The majority of the Jason Components Group products are made to customer order and specifications. These products include job shop stampings, wire forms, mechanical and electrical assemblies and made-to-order components fabricated from expanded metal. The majority of these products are brought to the marketplace through a network of technically proficient manufacturers representatives and in-house direct sales people who have a strong knowledge of fabrication processes. Jason Components engineering may adapt or offer value enhancing modifications, but the basic design responsibility lies with the customer.

     Jason Components product lines such as Keane stucco trim components and stock size sheets of expanded metal are marketed through distributors who in most cases provide distribution and sales services. Design responsibility for these product lines is internal to the Jason Components Group and in most cases is protected with patents, copyrights and brand name identification. Although the product lines are very narrow in scope, they provide the Jason Components Group a dominant position in niche markets.

     The growth in the Company's precision components made-to-order (job shop) products such as stampings and wire forms has come from major customer corporations' restructuring activities. Automotive, computer and electric/electronic equipment and power equipment manufacturers continue to move away from vertical integration to reduce their fixed costs. Another major driver to growth in this business has been the localization effort by United States operations of foreign corporations (particularly Japanese automobile producers) attempting to increase U.S. content of their products.

     The Jason Components Group comes to the marketplace utilizing the strong trade identity of Metalex (expanded metal), Keane (stucco metal trim), Advance Wire Products (wire forms), West Haven Buckle, Koller (stampings and video cassette components), Assembled Products and Natorq (metal to metal seals). The Company acquired The Koller Group in late 1993 and has continued the strategy of packaging the capabilities of the entire organization to the marketplace. Sales effort is organized to focus on the specific customer rather than product or market orientation. Strong customer relationships are developed resulting in "partnership" agreements and long term sales commitments.

     The customer base for the industrial products segment is very diverse, however, one customer accounts for 5% of total segment sales.

COMPETITION

     MOTOR VEHICLE PRODUCTS. The Company sells its insulation and padding in competition with other suppliers of nonwoven products as well as suppliers of foam products. The Company believes that the U.S. markets for bonded fiber and foam padding are smaller than the nonwoven fiber insulation and padding market. Nonwoven fiber insulation is recyclable, is generally superior to alternatives in cost, and the Company believes that it has superior thermal and acoustical insulation characteristics as well. Additionally, the Company believes that the molded fiber products provide a fit and finish comparable to foam. The Company also believes that the ever-increasing desire and demand for environmentally friendly and recycled materials favors the type of raw materials it uses and the products it produces.

     The Company competes with other suppliers of nonwoven fiber insulation and padding primarily on the basis of the price of its product, quality, and its ability to engineer solutions for automotive designers. The Company believes that none of its competitors has a higher quality rating with any of its primary automotive carpet customers or the domestic automotive OEMs. Product development expenditures over the past several years have resulted in new product introductions. Continued major investment in product development is expected in 1998. The Company also believes that its multiple plant locations and their proximity to its customers' facilities allow it to reduce shipping costs and supply its customers on a "just in time" basis more effectively than its competitors.

     The Company has not experienced significant foreign competition in its trim product market and does not expect increased import competition in the U.S. market because shipping costs place foreign competitors at a price disadvantage. The Company operates a majority-owned German operation, Suroflex GmbH, to service the European automotive market (See " Products" and "New Acquisitions").

     As mentioned above, Milsco has been the sole supplier of original equipment seats to Harley-Davidson for over sixty years. Milsco also manufactures saddle bags and other accessories, plus a wide variety of seats and other products sold to Harley-Davidson for the after market. Milsco has maintained this competitive position by providing style and design capabilities, competitive prices and on-time delivery.

     The Company also designs and manufactures seats for tractor backhoes, skid-steer loaders, forklift trucks, lawn tractors, front end loaders, agricultural tractors and a variety of other units. Competition for this portion of Milsco's market is fragmented and is principally based on quality, engineering, design, price and delivery.

     The Company is unique among seating manufacturers in that it does everything from research and development to cushion construction (foam-in-place and integral-skin foam techniques), vinyl forming, sewing (cloth, vinyl and
leather), metal fabrication and assembly.   Current employment is approximately
467, with over 50 individuals committed to the engineering effort. Milsco's technical skills cover mechanical, electrical and chemical engineering as well as industrial design. The Company has a long list of patents, covering mechanical as well as foam seating innovations.

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

     There are fewer than six significant competitors in the expanded metal market with the Jason Components Group being dominant in market share.

     Competition in the VHS reel leaf spring product line is global in nature. The Company manufacturers this product primarily in China through manufacturing relationships. Reel leaf springs accounted for approximately 3% of industrial product segment sales in 1997. The Company has a comprehensive global patent portfolio covering reel leaf springs. Since both customers and competitors are concentrating in China and other Pacific Rim areas, the enforcement of these proprietary rights is an ongoing challenge, but the Company has been successful in defending these proprietary rights. Additionally, the U.S. market is the largest for pre-recorded and high grade video tapes in the world and since the protection of copyrighted materials such as movies is a major issue in the United States, the Company has been successful in protecting its proprietary rights position by maintaining close relationships with the final user of the foreign produced video cassette, i.e., U.S. duplicators or video tape marketers.

SOURCES OF SUPPLY

     Generally, the Company has multiple sources of supply for the important materials it uses, both foreign and domestic.

RECENT ACQUISITIONS

     In March 1997, the Company acquired Buller Buff Company, a Canadian manufacturer of buffing wheels and other products for the metal finishing industry. In April 1997, the Company acquired Pulinova, a Mexican manufacturer of buffing compounds and formed JacksonLea de Mexico.

     In October 1996, the Company completed the acquisition of a majority interest in Suroflex GmbH, a German manufacturer of acoustical insulation products for the automotive industry. This acquisition allows Jason and Suroflex to serve their U.S. and European customers on a worldwide basis. In July 1996, the Company added to Osborn's already strong position in the mill brush market with the acquisition of the mill brush business of the Milwaukee Brush Company.

     Additional information relating to the Suroflex GmbH acquisition is contained in "Note 2 - Acquisitions" which is incorporated into Item 8 of Part II of the report.

EMPLOYEES

     The Company currently has approximately 2,172 hourly and 939 salaried employees. The Company's work forces at its Conover, Santa Fe Springs, Burns Flat, Old Fort, Statesville, Miamisburg, Verona, Cincinnati, Plymouth, Addison, Libertyville and Wheeling locations are nonunion. Its work forces at its three Norwalk plants and two Grand Rapids plants are represented by the Amalgamated Clothing and Textile Workers of America. Its work forces at its Milsco Milwaukee and Redgranite plants are represented by the United Paperworkers International. Its work forces at its Cleveland and Koller Milwaukee plants are represented by the United Auto Workers. Its work force at its Tulsa location is represented by the International Iron Workers. Its work force at its Waterbury and Janesville locations are represented by the Teamsters. The Company believes its relationship with its employees to be good which has had a positive impact on its productivity.

ENVIRONMENTAL REGULATION

     Like all United States manufacturers, the Company is subject to environmental regulation with respect to its operations. The Company believes that it is operating in substantial compliance with environmental requirements.

BACKLOG

     As of December 26, 1997 and December 27, 1996, the Company's backlogs were approximately $125.2 million and $120.3 million, respectively. The December 26, 1997 backlog includes $76.5 million for its power generation business compared to $79.7 million at December 27, 1996. The Company expects to fill substantially all of its December 26, 1997 backlog by the end of 1998.

SEASONALITY

     U.S. auto makers traditionally shut down for the annual model changeover in the third quarter. In addition, adjustments to production schedules are made throughout the year based on retail auto sales and the level of dealer inventories. These seasonal patterns affect the Company's automotive trim operations most significantly but also have somewhat of an impact on the Industrial Products segment due to the effect on automotive suppliers which use the Company's industrial products.

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

CORPORATE HEADQUARTERS:
     Milwaukee, Wisconsin  (1)

MOTOR VEHICLE PRODUCTS:
  JANESVILLE PRODUCTS
     Norwalk, Ohio  (4)
     Old Fort, North Carolina  (1)
     Miamisburg, Ohio  (1)
     Burns Flat, Oklahoma  (1)
     Janesville, Wisconsin  (1)
  SUROFLEX GMBH
     Sulzbach-Rosenberg, Germany
  MILSCO MANUFACTURING COMPANY
     Milwaukee, Wisconsin
     Redgranite, Wisconsin
     Coventry, England  (1)
  SACKNER PRODUCTS
     Grand Rapids, Michigan  (2)
     Statesville, North Carolina  (1)
     Verona, Mississippi  (1)
     Los Angeles, California  (1)

POWER GENERATION PRODUCTS:
  JASON POWER SYSTEMS GROUP
     Tulsa, Oklahoma  (1)
  BRADEN MANUFACTURING
     Tulsa, Oklahoma  (2)
     Fort Smith, Arkansas   (5)
     Heerlen, The Netherlands  (1)
     Singapore  (1)
  DELTAK
     Plymouth, Minnesota  (3)
     St. Paul, Minnesota  (6)
     Shenzhen, Peoples Republic of China  (1)

INDUSTRIAL PRODUCTS:
  JACKSONLEA
     Conover, North Carolina
     Santa Fe Springs, California  (1)
     Waterbury, Connecticut  (1)
     Cincinnati, Ohio  (1)
     Cambridge, Ontario, Canada  (1)
     Mississauga, Ontario, Canada  (1)
     Mexico City, Mexico  (1)
     Shanghai, Peoples Republic of China  (1)

JASON COMPONENTS GROUP
     Hartland, Wisconsin  (1)
Koller Stamped Components
     Milwaukee, Wisconsin (1)
Assembled Products
     Wheeling, Illinois  (1)
  Jason Precision Components
     Shenzhen, Peoples Republic of China  (1)
Advance Wire Products
     Addison, Illinois  (1)
Metalex
     Libertyville, Illinois  (1)

OSBORN MANUFACTURING
     Cleveland, Ohio
     Nogales, Sonora, Mexico  (1)

(1)  Leased
(2)  2 Plants -- Both leased
(3)  2 Plants, 1 office -- 2 leased
(4)  3 Plants, 1 office -- 3 leased
(5)  Not currently utilized.
(6)  Leased -- not currently utilized.

ITEM 3.        LEGAL PROCEEDINGS

     As of December 26, 1997, the Company was not subject to any legal proceedings which management believes would have a material effect on the Company's business or financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended
December 26, 1997.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

     (a)  and  (b)


                                            HIGH    LOW
                                           -----  -----
  1996
  First Quarter .........................   7 1/2   5 5/8
  Second Quarter ........................   8 1/2   6 3/4
  Third Quarter .........................   8 3/4   6 3/4
  Fourth Quarter ........................   8 1/4   6
  1997
  First Quarter .........................   7 1/2   6
  Second Quarter ........................   7 1/4   5 3/4
  Third Quarter .........................   8 1/4   5 3/4
  Fourth Quarter ........................   8 3/4   7 1/2


     The Company's stock is traded on The NASDAQ Stock Market under the symbol JASN. As of February 13, 1998, there were 242 shareholders of record and approximately 1,500 beneficial shareholders.

     (c) The Company's current financing agreements contain restrictions on the payment of dividends as more fully described in Note 6 of the Notes to Financial Statements, (which appears under ITEM 8).

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


JASON INCORPORATED
SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
(in thousands except per share data)
                                                   DECEMBER 26,       DECEMBER 27,    DECEMBER 29,     DECEMBER 30,     DECEMBER 31,
                                                       1997              1996             1995            1994             1993
                                                       ----              ----             ----            ----             ----
Net Sales                                           $ 481,380        $ 443,406        $ 407,412        $ 356,638        $ 235,397

Cost of sales                                         383,440          357,552          319,188          279,003          183,516
                                                    ---------        ---------        ---------        ---------        ---------

Gross profit                                           97,940           85,854           88,224           77,635           51,881

Operating income                                       27,686           23,927           29,679           26,843           17,690
Interest expense                                       (9,392)          (9,624)          (9,932)          (7,313)          (3,901)
Fire insurance gain                                      --               --               --               --              2,192
Other income (expense)                                  1,750              231             (185)            (208)             (70)
                                                    ---------        ---------        ---------        ---------        ---------

Income before income taxes
  and cumulative effect of
  change in accounting principles                      20,044           14,534           19,562           19,322           15,911
Income before cumulative
  effect of change in accounting
  principles                                           12,227            8,866           11,531           11,327            9,743

Net income                                          $  12,227        $   8,866        $  11,531        $  11,115        $   6,496
                                                    ---------        ---------        ---------        ---------        ---------

Basic earnings per common share: (1)

   Income before cumulative
      effect of change in
      accounting principles                         $     .60        $     .44        $     .57        $     .57        $     .53

   Net income                                       $     .60        $     .44        $     .57        $     .56        $     .35

Diluted earnings per common share: (1)

   Income before cumulative
      effect of change in
      accounting principles                         $     .59        $     .43        $     .55        $     .55        $     .52

   Net income                                       $     .59        $     .43        $     .55        $     .54        $     .34


BALANCE SHEET DATA
(in thousands)                                     DECEMBER 26,       DECEMBER 27,    DECEMBER 29,     DECEMBER 30,     DECEMBER 31,
                                                      1997               1996            1995             1994             1993
                                                      ----               ----            ----             ----             ----

Total assets                                        $ 298,568        $ 323,126        $ 279,527        $ 233,541        $ 197,374

Long-term debt                                         85,631          134,467          110,067           76,422           93,922

Working capital                                        39,118           66,037           47,670           35,136           53,360

Shareholders' equity                                  107,264           95,264           86,218           74,371           48,174





No cash dividends have been declared on the Company's common stock for the years presented.

(1) Restated in accordance with SFAS No. 128, "Earnings per Share".

JASON INCORPORATED
SELECTED FINANCIAL DATA
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 26,      DECEMBER 27,      DECEMBER 29,
                                                                                1997              1996               1995
                                                                                ----              ----               ----
Net Sales:
      Power generation products                                           $      142,714    $      151,730   $      132,213
      Motor vehicle products                                                     198,562           157,276          145,463
      Industrial products                                                        140,104           134,400          129,736
                                                                          --------------    --------------   --------------
                                                                          $      481,380    $      443,406   $      407,412
                                                                          --------------    --------------   --------------

Operating Income:
      Power generation products                                           $        4,187    $         2,06   $        9,570
      Motor vehicle products                                                      17,065            14,481           13,992
      Industrial products                                                          8,740             9,473            8,159
                                                                          --------------    --------------   --------------
                                                                                  29,992            26,023           31,721
      Corporate and other expenses                                                (2,306)           (2,096)          (2,042)
                                                                          --------------    --------------   --------------
                                                                          $       27,686    $       23,927   $       29,679
                                                                          --------------    --------------   --------------

Depreciation and Amortization:
      Power generation products                                           $        3,626    $        3,748   $        3,744
      Motor vehicle products                                                       8,500             6,801            6,976
      Industrial products                                                          6,288             6,041            6,682
      Corporate                                                                      650               657              799
                                                                          --------------    --------------   --------------
                                                                          $       19,064    $       17,247   $       18,201
                                                                          --------------    --------------   --------------

Identifiable Assets:
      Power generation products                                           $       63,826    $       85,822   $       73,461
      Motor vehicle products                                                     120,988           123,287           94,132
      Industrial products                                                        102,932           101,910          101,539
      Corporate                                                                   10,822            12,107           10,395
                                                                          --------------    --------------   --------------
                                                                          $      298,568    $      323,126   $      279,527
                                                                          --------------    --------------   --------------

Capital Expenditures:
      Power generation products                                           $          780    $        1,318   $        2,472
      Motor vehicle products                                                       7,004            11,964            9,249
      Industrial products                                                          5,739             4,398            4,216
      Corporate                                                                       42                 3               22
                                                                          --------------    --------------   --------------
                                                                          $       13,565    $       17,683   $       15,959
                                                                          --------------    --------------   --------------

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
1997 COMPARED TO 1996

     Sales for 1997 increased by 9% from $443,406,000 in 1996 to $481,380,000.
Sales of power generation products decreased by 6% from $151,730,000 to
$142,714,000.   Sales of motor vehicle products increased by 26% from
$157,276,000 to $198,562,000. Sales of industrial products increased by 4% from $134,400,000 to $140,104,000.

     In 1997 the lower power generation sales compared to last year was due to a weak U.S. power generation market resulting in lower bookings in 1997 partially offset by a higher power generation backlog at the beginning of 1997 compared to the beginning of 1996 and the timing of customer project requirements. Backlog at the beginning of 1997 of $80 million compared to $69 million a year earlier. Bookings in 1997 of $140 million were down 14% compared to $163 million in 1996. Sales in 1997 of $143 million were down 6% compared to $152 million in 1996 leaving a backlog at the end of 1997 of $77 million compared to $80 million a year ago. New orders in the first part of 1998 have been strong.

     The higher motor vehicle products sales was a result of sales increases at both the automotive products business and the seating business. Excluding Suroflex, the European manufacturer of automotive insulation products acquired in the fourth quarter of 1996, automotive product sales increased by 26%. This increase in sales was due to an increase in the Company's content per vehicle which was due to improved sales of the Company's Marabond(R) moldable insulation product, plus a 2% increase in U.S. automobile industry production for 1997 compared to last year. The U.S. automotive industry has announced a production schedule for the first quarter of 1998 that is above the production level in the first quarter of 1997. Also, dealer inventories were at a reasonably low 67 days at the end of 1997 compared to 69 days at the end of 1996 and the actual number of units in dealer inventories was 2,888,000, a decrease of 53,000 units from a year ago. Whether or not the industry will build the number of units called for in the schedule depends on retail vehicle sales during the first quarter of 1998. The Company's seating products business was up 20% in 1997 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

     Industrial products experienced a relatively strong economy and sales in 1997 were up compared to last year with the Osborn brush business showing the most significant increase, but increases were also achieved for the JacksonLea buff and compound businesses and the components business.

     Operating income increased in 1997 from $23,927,000 in 1996 to $27,686,000. Operating income for the power generation products segment increased from $2,069,000 in 1996 to $4,187,000. This increase in operating income was a result of improved performance on contracts, the discontinuance of the unprofitable equipment package product line, improved efficiencies on the new inlet filter product line and the consolidation of facilities which was required due to lower bookings and backlog and increased requirements for foreign fabrication which had resulted in under utilization of U.S. manufacturing capacity.

     Operating income for the motor vehicle products segment improved from $14,481,000 in 1996 to $17,065,000 due primarily to higher volume in both the automotive and seating businesses, as mentioned above.

     Operating income for the industrial products segment declined from $9,473,000 in 1996 to $8,740,000. This decrease in operating income was a result of higher material costs combined with price level pressures in the components businesses.

     Corporate expenses for 1997 were $2,306,000 compared to $2,096,000 last year. This increase is primarily due to an increase in management incentive compensation.

     Other income for 1997 represents deferred financing cost amortization more than offset by royalty income from foreign licensees of the Company's industrial products plus minority interest in losses at Suroflex. Other income for 1996 represents deferred financing cost amortization more than offset by royalty income from foreign licensees of the Company's industrial products.

     Interest expense decreased in 1997 from $9,624,000 in 1996 to $9,392,000 which is a result of strong cash flow in 1997 and reduced debt levels. The Company anticipates a more significant reduction in interest expense in 1998 due to a lower debt level at the beginning of 1998 compared to last year.

     The Company's effective income tax rates for 1997 and 1996 were 39% compared to 41.1% in 1995. The decrease in the effective income tax rate in 1996 was due principally to an increase in international profits resulting in a lower overall tax rate.

RESULTS OF OPERATIONS
1996 COMPARED TO 1995

     Sales for 1996 increased by 9% from $407,412,000 in 1995 to $443,406,000.
Sales of power generation products increased by 15% from $132,213,000 to
$151,730,000.   Sales of motor vehicle products increased by 8% from
$145,463,000 to $157,276,000. Sales of industrial products increased by 4% from $129,736,000 to $134,400,000.

     The power generation backlog at the beginning of 1996 was $69 million compared to $74 million a year earlier. Bookings of new orders were up 28% in 1996 compared to 1995 from $127 million to $163 million. Sales were up 15% in 1996 compared to 1995 from $132 million to $152 million, leaving the backlog at the end of 1996 at $80 million compared to $69 million a year ago. Bookings for the year, as well as the year end backlog, were up even though there was continued weakness in the U.S. power generation market. Overseas demand for the Company's power generation products was strong throughout the year. The Company was able to capitalize on its ability to market and produce its products at numerous foreign locations.

     The increase in motor vehicle products sales in 1996 was a result of an increase in the Company's sales content per vehicle produced in the automotive industry and an increase in sales of motorcycle seating and accessories to Harley-Davidson. The U.S. automobile industry built 2% fewer vehicles in 1996 than 1995, however, the sales dollar content per vehicle improved in 1996 due to an increase in sales of the Company's Marabond(R) moldable fiber insulation product.

     The increase in industrial products sales was principally due to an improvement in the JacksonLea buff and compound business but also in the Koller precision components operations and the Osborn brush business.

     Operating income declined in 1996 from $29,679,000 in 1995 to $23,927,000 due to lower power generation earnings. Operating income for the power generation products segment declined from $9,570,000 in 1995 to $2,069,000. This decrease in power generation segment operating income was a result of lower price levels, new product introductions, complexities involved on certain foreign projects and costs involved in gearing up to handle a rapid increase in bookings and backlog.

     Operating income for the motor vehicle products segment improved from $13,992,000 in 1995 to $14,481,000 due primarily to an improvement in operating income for the Milsco seating business which was a result of a higher level of sales of motorcycle seating and accessories to Harley-Davidson. Operating income for the automotive businesses was about the same as 1995 even though sales volume was 6% higher. Price level pressure and a less favorable product mix were the primary reasons for the lower operating income percentage for the automotive operations.

     Operating income for the industrial products segment improved from $8,159,000 in 1995 to $9,473,000. This increase in operating income was primarily a result of improved volume and profitability at JacksonLea, as well as modest increases at both Osborn and the components businesses.

     Corporate expenses increased in 1996 from $2,042,000 in 1995 to $2,096,000. This increase was primarily due to an increase in salaries and other expenses.

     Other income for 1996 represents deferred financing cost amortization more than offset by royalty income from foreign licensees of the Company's industrial products. Other expense for 1995 represents deferred financing cost amortization and peso devaluation losses, partially offset by royalty income.

     Interest expense decreased in 1996 from $9,932,000 in 1995 to $9,624,000. This decrease in interest expense was a result of lower average debt outstanding and slightly lower interest rates.

     The Company's effective income tax rate for 1996 was 39% as compared to 41.1% and 41.4% in 1995 and 1994, respectively. The decrease in the effective income tax rate in 1996 was due principally to an increase in international profits resulting in a lower overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. Because of strong cash generation during 1997 and resulting lower debt levels, the revolving loan commitment was reduced from $95 million to $65 million. As of December 26, 1997 the Company had available unused borrowing capacity of $41.1 million under its bank revolving loan facility.

     During 1996, the Company also satisfied the capital requirements of its operations with internally generated funds and additional borrowings under its revolving loan agreement with its banks.

     During 1997, working capital decreased by $26,919,000 from $66,037,000 at December 27, 1996 to $39,118,000 at December 26, 1997. This decrease was a result of a reduction in year end 1997 activity levels compared to the prior year and
improved payment terms for the power generation operations.   During 1997, the
Company generated $54,812,000 in cash from operations compared to $6,899,000 in 1996.

     In 1997 and 1996, the Company made capital expenditures of $13,565,000 and $17,683,000, respectively. The major 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment to support new programs at the components businesses, Osborn and JacksonLea. The major 1996 expenditures were in the motor vehicle segment for equipment to support new Marabond(R) programs at Janesville Products and for plant and office additions to support an increased level of business at Milsco. No significant commitments are outstanding as of December 26, 1997.

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

YEAR 2000 ISSUES

     The Company has investigated the extent to which its computer operations are subject to Year 2000 issues. The Company has assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 complications in the Company's computers. The Company has developed a plan to implement such measures prior to December 1999. Management believes that the cost to the Company of the necessary modifications and upgrades to the Company's computer systems will not be material. The Company has not conducted a detailed investigation of the Year 2000 readiness of its material suppliers. It is uncertain whether such suppliers will be prepared fully for Year 2000 issues. Based on inquiries it has received from many of its largest customers, management believes such customers are assessing their Year 2000 issues. There can be no assurances, however, that none of the Company's key customers will have a Year 2000 issue that adversely affects the Company.

FORWARD-LOOKING STATEMENTS

     This report contains certain statements as to the Company's belief, expectation or anticipation regarding future developments. Such statements constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, changes in auto maker production schedules, financial developments in the Company's Asian power generation markets, delays in anticipated bookings, the ability of the Company and its suppliers and customers to address Year 2000 issues, changing customer terms and conditions and general economic conditions in the Company's market segments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------     -------------------------------------------



                             JASON INCORPORATED
                      CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 26, 1997 AND
                              DECEMBER 27, 1996

JASON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                              ASSETS
                              ------
                                                                 DECEMBER 26,                   DECEMBER 27,
                                                                     1997                           1996
                                                                 ------------                  -------------
CURRENT ASSETS
        Cash and cash equivalents                                $      4,453                  $       2,978
        Accounts receivable - net                                      60,097                         61,483
        Inventories                                                    38,062                         37,839
        Costs and earnings in excess of
                billings on uncompleted contracts                       9,281                         21,626
        Income taxes receivable                                             -                          2,250
        Deferred income taxes                                           9,142                          7,795
        Other current assets                                            4,735                          6,029
                                                                 ------------                  -------------

                Total current assets                                  125,770                        140,000
                                                                 ------------                  -------------





PROPERTY, PLANT AND EQUIPMENT
        Cost                                                          164,403                        158,057
        Less - accumulated depreciation                               (78,781)                       (66,624)
                                                                 ------------                  -------------

                Net property, plant and equipment                      85,622                         91,433
                                                                 ------------                  -------------





INTANGIBLE ASSETS - NET                                                85,520                         89,876

OTHER ASSETS                                                            1,656                          1,817
                                                                 ------------                  -------------

                Total non-current assets                               87,176                         91,693
                                                                 ------------                  -------------

                                                                 $    298,568                  $     323,126
                                                                 ============                  =============
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
                                                                 DECEMBER 26,                   DECEMBER 27,
                                                                    1997                            1996
                                                                 ------------                  -------------
CURRENT LIABILITIES
        Current portion of long-term debt                        $      7,764                  $       3,917
        Accounts payable                                               30,063                         31,397
        Accrued compensation and employee benefits                     15,535                         13,050
        Accrued warranty                                                4,327                          4,434
        Accrued interest                                                1,183                          1,580
        Accrued income taxes                                              109                              -
        Billings in excess of costs and earnings
                on uncompleted contracts                               15,724                          9,570
        Other current liabilities                                      11,947                         10,015
                                                                 ------------                  -------------

                Total current liabilities                              86,652                         73,963
                                                                 ------------                  -------------

REVOLVING LOAN                                                          2,320                         42,190

OTHER LONG-TERM DEBT                                                   83,311                         92,277

POSTRETIREMENT HEALTH AND OTHER
        BENEFITS                                                        6,290                          5,985

DEFERRED INCOME TAXES                                                   8,804                          8,544

OTHER LONG-TERM LIABILITIES                                             3,927                          4,903
                                                                 ------------                  -------------

                Total liabilities                                     191,304                        227,862
                                                                 ------------                  -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
        Common stock and additional contributed
                capital                                                35,014                         34,687
        Retained earnings                                              72,850                         60,623
        Foreign currency translation adjustment                          (600)                           (46)
                                                                 ------------                  -------------

                                                                      107,264                         95,264
                                                                 ------------                  -------------

                                                                 $    298,568                  $     323,126
                                                                 ============                  =============

  The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                       FOR THE YEAR ENDED
                                                                  --------------------------------------------------------
                                                                  DECEMBER 26,          DECEMBER 27,          DECEMBER 29,
                                                                      1997                  1996                 1995
                                                                 -------------         -------------         -------------
Net sales                                                        $     481,380         $     443,406         $     407,412

Cost of sales                                                          383,440               357,552               319,188
                                                                 -------------         -------------         -------------

Gross profit                                                            97,940                85,854                88,224

Selling and administrative expenses                                     70,254                61,927                58,545
                                                                 -------------         -------------         -------------

Operating income                                                        27,686                23,927                29,679

Interest expense                                                        (9,392)               (9,624)               (9,932)

Other income (expense)                                                     954                   (18)                 (253)

Minority interests in subsidiaries                                         796                   249                    68
                                                                 -------------         -------------         -------------

Income before income taxes                                              20,044                14,534                19,562

Provision for income taxes                                              (7,817)               (5,668)               (8,031)
                                                                 -------------         -------------         -------------

Net income                                                       $      12,227         $       8,866         $      11,531
                                                                 -------------         -------------         -------------


Basic earnings per common share                                  $         .60         $         .44         $         .57
                                                                 -------------         -------------         -------------

Diluted earnings per common share                                $         .59         $         .43         $         .55
                                                                 -------------         -------------         -------------

  The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                             FOREIGN
                                                         ADDITIONAL                          CURRENCY
                                           COMMON        CONTRIBUTED        RETAINED        TRANSLATION
                                           STOCK           CAPITAL          EARNINGS        ADJUSTMENT         TOTAL
                                        -----------     ------------      -----------      ------------     -----------
Balance at December 30, 1994            $     2,008     $     32,247      $    40,226      $       (110)    $    74,371

Net income                                        -                -           11,531                 -          11,531

Effect of exchange rates                          -                -                -                36              36

Exercise of options                               5              275                -                 -             280
                                        -----------     ------------      -----------      ------------     -----------

Balance at December 29, 1995                  2,013           32,522           51,757               (74)         86,218

Net income                                        -                -            8,866                 -           8,866

Effect of exchange rates                          -                -                -                28              28

Exercise of options                               3              149                -                 -             152
                                        -----------     ------------      -----------      ------------     -----------

Balance at December 27, 1996                  2,016           32,671           60,623               (46)         95,264

Net income                                        -                -           12,227                 -          12,227

Effect of exchange rates                          -                -                -              (554)           (554)

Exercise of options                               7              320                -                 -             327
                                        -----------     ------------      -----------      ------------     -----------

Balance at December 26, 1997            $     2,023     $     32,991      $    72,850      $       (600)    $   107,264
                                        ===========     ============      ===========      ============     ===========

  The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                FOR THE YEAR ENDED
                                                              ----------------------------------------------------
                                                              DECEMBER 26,        DECEMBER 27,        DECEMBER 29,
                                                                  1997               1996                1995
                                                              ------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                            $     12,227       $       8,866       $      11,531
                                                              ------------       -------------       -------------
        Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                            14,050              11,775              12,145
            Amortization                                             5,014               5,472               6,056
            Equity in net income of affiliates                        (146)                (75)                (35)
            Deferred income taxes                                   (1,400)                900                (530)
            Loss (gain) on sale of property, plant and
              equipment                                                 65                 (91)                266
            Increase (decrease) in cash, excluding
              effects of acquisitions, due to changes in:
               Accounts receivable                                   1,097              (5,353)             (2,325)
               Inventories                                            (440)               (642)               (567)
               Costs and earnings in excess of
                  billings on uncompleted contracts                 12,345             (11,627)             (1,632)
               Income taxes receivable                               2,250              (2,250)                  -
               Other current assets                                  1,233              (1,710)              2,369
               Accounts payable                                     (1,161)              2,088               2,812
               Accrued compensation and employee benefits            2,573                (669)               (612)
               Accrued warranty                                       (107)              1,145              (2,078)
               Accrued interest                                       (372)               (104)                153
               Accrued income taxes                                    422              (2,136)              1,657
               Billings in excess of costs and earnings
                  on uncompleted contracts                           6,154                 575              (5,213)
               Other, net                                            1,008                 735               4,499
                                                              ------------       -------------       -------------

               Total adjustments                                    42,585              (1,967)             16,965
                                                              ------------       -------------       -------------


Net cash provided by operating activities                           54,812               6,899              28,496
                                                              ------------       -------------       -------------


  The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

--------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED
                                                               ------------------
                                                      DECEMBER 26,  DECEMBER 27,  DECEMBER 29,
                                                         1997          1996          1995
                                                         ----          ----          ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of property,
     plant and equipment                               $   3,324    $     199    $     313
   Acquisition of property, plant and equipment          (13,565)     (17,683)     (15,959)
   Investment in joint ventures                              (18)         (72)          --
   Other, net                                               (782)          30           36
                                                       ---------    ---------    ---------
Net cash used for investing activities,
   excluding acquisitions                                (11,041)     (17,526)     (15,610)
                                                       ---------    ---------    ---------
Net cash provided (used) before financing
   activities, excluding acquisitions                     43,771      (10,627)      12,886

Acquisition of net assets                                   --           (231)     (45,536)
                                                       ---------    ---------    ---------
Net cash provided (used) before financing activities      43,771      (10,858)     (32,650)
                                                       ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving loans                          67,215      129,270      131,988
   Repayments on revolving loans                        (107,085)    (114,090)    (132,013)
   Proceeds from convertible notes                          --           --         17,057
   Proceeds from issuance of senior secured notes           --           --         20,000
   Repayments of senior notes                             (2,667)      (2,000)      (2,000)
   Repayments of senior subordinated notes                (1,250)      (1,250)      (1,250)
   Proceeds (repayments) of other long-term debt           1,164         (136)        (591)
   Proceeds from issuance of common stock                    327          152          280
                                                       ---------    ---------    ---------
Net cash provided (used) by financing activities         (42,296)      11,946       33,471
                                                       ---------    ---------    ---------

Net increase in cash and cash equivalents                  1,475        1,088          821

   Cash and cash equivalents, beginning of year            2,978        1,890        1,069
                                                       ---------    ---------    ---------

   Cash and cash equivalents, end of year              $   4,453    $   2,978    $   1,890
                                                       ---------    ---------    ---------
Cash paid during the year for:
   Interest                                            $   9,789    $   9,568    $   9,826
   Income taxes                                        $   6,136    $   9,068    $   7,183










   The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

      CASH AND CASH EQUIVALENTS
      For purposes of the Consolidated Statements of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt instruments approximate their fair market value.

      INVENTORIES
      Inventories are stated at the lower of cost (first-in, first-out) or market.

      PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost and are depreciated over estimated useful lives on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized over the term of the respective leases using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

      REVENUE RECOGNITION
      Sales are recorded at the time of shipment; however, within the Power Generation segment, certain sales are recognized under percentage-of-completion methods of accounting.

      INTANGIBLE ASSETS
      Intangible assets are comprised of the following (in thousands):


                                             December 26,  December 27,
                                                 1997          1996
                                             -----------   -----------
            Goodwill                            $ 93,058      $ 92,985
            Other intangible assets               20,057        19,783
                                             -----------   -----------
                                                 113,115       112,768
            Less - accumulated amortization      (27,595)      (22,892)
                                             -----------   -----------
                                                $ 85,520      $ 89,876
                                             ===========   ===========

      Other intangible assets include patents, computer software, engineering drawings, trademarks and covenants not-to-compete. Intangible assets are being amortized over their respective estimated useful lives ranging from 5-30 years. The Company reviews the carrying value of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the intangible assets to the net carrying value of the intangible assets.

      DEFERRED FINANCING COSTS
      Expenses associated with the issuance of debt instruments are capitalized and amortized over the respective terms of the debt instruments. Net deferred financing costs included in other assets at December 26, 1997 and December 27, 1996 were $689,000 and $957,000, respectively.

      EARNINGS PER SHARE
      In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes revised standards for computing and presenting earnings per share and has been adopted by the Company during the fourth quarter of 1997. Under SFAS 128, the presentation of basic earnings per share (income available to common stockholders divided by the weighted-average number of common shares outstanding during the period) replaces the presentation of primary earnings per share and diluted earnings per share is calculated similarly to fully diluted earnings per share pursuant to Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." All prior period earnings per share data has been restated for comparative purposes (see
      Note 8).

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

      FUTURE ACCOUNTING CHANGES
      In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is required to adopt the standard in fiscal 1998. In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The standard requires that a public company report financial and descriptive information about its reportable operating segments on an annual and quarterly basis. The Company is required to adopt the standard in fiscal 1998.

2.    ACQUISITIONS

      Effective October 31, 1996, the Company acquired 51% of the stock of Suroflex GmbH ("Suroflex") for approximately $2.9 million, including cash of $2.7 million and acquisition costs. Suroflex is a German manufacturer of nonwoven insulation products for the automotive industry. In connection with this acquisition, the Company was provided a ten year option to purchase the remaining 49% interest in Suroflex for 4 million Deutsche Marks (approximately $2.2 million at December 26, 1997). The holders of the 49% interest were also provided the right to require the Company to purchase their 49% ownership interest but only if Suroflex were to achieve certain minimum future income levels. The required purchase price is dependent upon these future income levels but in no event will exceed the amount of the Company's purchase option.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







      The aforementioned acquisition has been accounted for using the purchase method and, accordingly, operating results are included in the consolidated financial statements since the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price was allocated as follows (in thousands):


            Current assets, excluding cash  $ 3,046
            Fixed assets                     16,436
            Intangible assets                   261
            Liabilities assumed             (19,512)
                                          ---------
                                            $   231
                                          =========

      The operating results of the Company as reported in the Consolidated Statements of Income for the years ended December 27, 1996 and December 29, 1995 would not have differed significantly had the purchase of Suroflex occurred at the beginning of 1995.

3.    ACCOUNTS RECEIVABLE

      Accounts receivable consisted of the following (in thousands):


                                             December 26,  December 27,
                                                 1997          1996
                                             -----------   -----------
            Accounts receivable                  $62,246       $63,531
            Allowance for doubtful accounts       (2,149)       (2,048)
                                             -----------   -----------
                                                 $60,097       $61,483
                                             ===========   ===========

4.    INVENTORIES

      Inventories consisted of the following (in thousands):



                              December 26,  December 27,
                                  1997          1996
                              -----------   -----------
            Raw materials         $18,960       $18,588
            Work-in-process         5,544         4,898
            Finished goods         13,558        14,353
                              -----------   -----------
                                  $38,062       $37,839
                              ===========   ===========

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following (in thousands):



                                             December 26,  December 27,
                                                 1997          1996
                                             -----------   -----------
            Land and improvements               $  2,372      $  2,782
            Buildings and improvements            29,555        33,361
            Machinery and equipment              129,625       117,020
            Construction in progress               2,851         4,894
                                             -----------   -----------
                                                 164,403       158,057
            Less - accumulated depreciation      (78,781)      (66,624)
                                             -----------   -----------
                                                $ 85,622      $ 91,433
                                             ===========   ===========

6.    REVOLVING LOAN AGREEMENT AND OTHER LONG-TERM DEBT

      The revolving loan and other long-term debt consisted of the following (in thousands):


                                       December 26,  December 27,
                                           1997          1996
                                       -----------   -----------
            Revolving loan                 $ 2,320       $42,190
                                       -----------   -----------
            Convertible notes              $17,057       $17,057
            Senior note - 1995              20,000        20,000
            Senior note - 1994              25,000        25,000
            Senior notes - 1992             13,333        16,000
            Senior subordinated notes        3,750         5,000
            Suroflex notes                  11,935        13,137
                                       -----------   -----------
                                            91,075        96,194
            Less - current maturities       (7,764)       (3,917)
                                       -----------   -----------
            Other long-term debt           $83,311       $92,277
                                       ===========   ===========

      The revolving loan facility provides for borrowings of up to $65 million at December 26, 1997. Future maximum borrowings under the revolving loan facility may not exceed $50 million as of December 31, 1999. Letters of credit outstanding ($21.6 million at December 26, 1997) on the Company's behalf reduce availability under the facility. Borrowings under the revolving loan agreement mature on December 31, 2000 and bear interest at either a floating rate based upon the bank's prime rate or a Eurodollar rate plus 1.0% (the rate on outstanding borrowings was 9.0% at December 26, 1997). A commitment fee of .375% per annum on the unused portion of the revolving loan facility is payable on a quarterly basis.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      During 1995, in conjunction with the Company's acquisition of Milsco Manufacturing Company ("Milsco"), the Company issued $17,057,000 of convertible notes to the former Milsco shareholders. The notes bear interest at 7% payable quarterly. The principal portion of the notes are payable on January 3, 1999. At any time after January 31, 1996, and prior to payment in full of the principal amount of the notes, the holders may convert all or any portion of the outstanding notes into shares of the Company's $.10 par value common stock. The number of common shares to be received by the holder is obtained by dividing the outstanding principal balance of the notes on the date of conversion by the conversion price of $11.25 per common share.

      During 1995, the Company entered into a $20,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.34% payable quarterly. The principal portion of the note is payable in seven equal annual installments of $2,857,143 commencing May 31, 1999.
      During 1994, the Company entered into a $25,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.72% payable quarterly. The principal portion of the note is payable in thirteen equal semi-annual installments of $1,923,077 commencing April 27, 1998. During 1992, the Company entered into a $16,000,000 senior note agreement with two insurance companies. These senior notes bear interest at 7.65% payable semiannually. The notes are payable in six equal annual installments of $2,667,000 commencing December 1, 1997.

      As of December 26, 1997, the interest rate on the 1989 senior subordinated notes was 11.275%. The senior subordinated notes are payable in equal annual installments of $1,250,000 in October of each year with interest payable semiannually. Under the terms of these agreements, the interest rate decreases as the Company's leverage ratio decreases.

      Long-term debt generated from the Company's acquisition of Suroflex (see
      Note 2) and held principally by German banks of $11.9 million at December 26, 1997 is not guaranteed by the Company and there is no requirement for the Company to repay these obligations in the event Suroflex would be unable to do so. In connection with the acquisition, the repayment terms were modified to eliminate principal repayments through 1999.
      Thereafter, annual payments will be required in an amount equal to the excess of 49% of the pretax income of Suroflex over interest paid on the aforementioned obligations. Amounts outstanding under the debt agreements bear interest at a weighted average interest rate of 5.49% and are secured by substantially all of the assets of Suroflex. Because of the uncertainty surrounding the repayment of these obligations in years 2000 and thereafter, no amounts have been presented in the table of debt maturities summarized below.

      Future annual maturities of long-term debt, excluding the revolving loan and the Suroflex notes, are as follows (in thousands):


            1998                        $ 7,764
            1999                         27,678
            2000                         10,621
            2001                          9,371
            2002                          9,371
            Thereafter                   14,335
                                        -------
                                        $79,140
                                        =======

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      All of the Company's lending agreements contain restrictions, including limitations on dividends, capital expenditures, new indebtedness and disposition of assets. The agreements also contain various leverage, interest coverage, fixed charge coverage, working capital and net worth requirements, among others. The Company's revolving loan and other long-term debt is secured by substantially all Company assets.


7.    LEASE OBLIGATIONS

      The Company leases machinery, transportation equipment, and office, warehouse and manufacturing facilities which expire at various dates.

      Future minimum lease payments under operating leases at December 26, 1997 are (in thousands):



            1998                          $ 7,279
            1999                            5,612
            2000                            4,774
            2001                            2,930
            2002                            2,079
            Subsequent to 2002              5,429
                                          -------
            Total minimum lease payments  $28,103
                                          =======

      Total rental expense for all operating leases was as follows (in thousands):


            For the year ended
            December 26, 1997    $7,614
            December 27, 1996     6,667
            December 29, 1995     5,993

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.    EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income (numerator) and shares (denominator) used in the basic and diluted earnings per common share computations, respectively, are as follows:


                                            For the Year Ended
                                             December 26, 1997
                          --------------------------------------------------
                             Income                 Shares         Per Share
                           (Numerator)           (Denominator)       Amount
                          -------------        ----------------   ----------
BASIC EARNINGS PER
COMMON SHARE
 Net income                $12,227,000           20,188,293             $.60
                                                                    --------
EFFECT OF DILUTIVE
SECURITIES
Options                              -              394,784
 Convertible notes             368,000              758,091
                          ------------        -------------
DILUTED EARNINGS PER
COMMON SHARE
 Net income plus assumed
 conversions               $12,595,000           21,341,168             $.59
                          ------------        -------------         --------


                                            For the Year Ended
                                             December 27, 1996
                           ----------------------------------------------------
                             Income             Shares               Per Share
                           (Numerator)      (Denominator)              Amount
                           -------------   ----------------         ----------
BASIC EARNINGS PER
COMMON SHARE
 Net income                 $8,866,000           20,137,132             $.44
                                                                    --------
EFFECT OF DILUTIVE
SECURITIES
Options                              -              458,333
 Convertible notes             356,000              758,091
DILUTED EARNINGS PER
COMMON SHARE
 Net income plus assumed
 conversions                $9,222,000           21,353,556             $.43
                         -------------      ---------------         --------

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                                                    For the Year Ended
                                                     December 29, 1995
                                           -------------------------------------
                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -----------  -------------  ---------
BASIC EARNINGS PER COMMON SHARE
 Net income                                $11,531,000     20,088,784       $.57
                                                                         -------
EFFECT OF DILUTIVE SECURITIES
Options                                              -        552,803
 Convertible notes                             532,000      1,137,137
                                           -----------     ----------
DILUTED EARNINGS PER COMMON SHARE
 Net income plus assumed
 conversions                               $12,063,000     21,778,724       $.55
                                           ===========     ==========    =======

      The impact of the assumed conversion of the $17,057,000 convertible notes, which bear interest at 7%, was included within the earnings per share calculations for those periods in which such conversion had a dilutive effect.


9.    SHAREHOLDERS' EQUITY

      COMMON STOCK - The Company has authorized 30,000,000 shares of $.10 par value common stock of which 20,237,705 and 20,159,573 shares were issued and outstanding at December 26, 1997 and December 27, 1996, respectively.

      STOCK OPTION PLAN - On April 16, 1987, the Company adopted a nonqualified stock option plan. The plan provides for the issuance of up to 2,687,500 shares of common stock to executives and other key employees. The option price generally equals the fair market value of the common shares on the day of the grant and an option's maximum term is ten years.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Substantially all options granted vest ratably over a three-year period. Transactions and options outstanding under this plan were:


                                          Options    Price Per Share
                                         ----------  ---------------
      Outstanding at December 30, 1994  1,275,863     $1.30 - $10.20
        Granted                           238,750     $6.75 - $ 8.50
        Exercised                         (44,868)    $1.58 - $ 6.40
        Canceled                          (34,251)    $6.40 - $10.20
                                        ---------
      Outstanding at December 29, 1995  1,435,494     $1.30 - $10.20
        Granted                           165,500     $6.50 - $ 7.50
        Exercised                         (37,280)    $1.29 - $ 6.08
        Canceled                           (6,500)    $8.25 - $10.20
                                        ---------
      Outstanding at December 27, 1996  1,557,214     $1.30 - $10.20
        Granted                           146,250     $6.25 - $ 7.69
        Exercised                         (78,132)    $1.29 - $ 6.40
        Canceled                          (60,000)    $6.50 - $10.20
                                        ---------
      Outstanding at December 26, 1997  1,565,332     $1.30 - $10.20
                                        ---------
      Exercisable at December 26, 1997  1,101,332     $1.30 - $10.20
                                        =========

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted under the stock option plan. Had compensation cost been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands except per share data):


                                         For the Year Ended
                                     --------------------------
                                     December 26,  December 27,
                                         1997          1996
                                     -----------   -----------
Net income - as reported                 $12,227        $8,866
Net income - pro forma                    12,022         8,712
Basic earnings per common share,
  as reported                                .60           .44
Diluted earnings per common share,
  as reported                                .59           .43
Basic earnings per common share,
  pro forma                                  .59           .43
Diluted earnings per common share,
  pro forma                                  .58           .42

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following grant assumptions used:


                                                1997      1996
               -------------------------------  --------  -------

               Expected stock price volatility    29.88%   30.27%
               Risk-free interest rate             5.83%    6.31%
               Expected life of options         7 years  7 years


      The weighted average exercise prices per share for options outstanding and exercisable at December 26, 1997 are $5.86 and $5.34, respectively. The weighted average remaining contractual life of options outstanding at December 26, 1997 is 7.64 years. The weighted average fair value of options granted during 1997 and 1996 is $3.48 and $3.05 per share, respectively.

10.   INCOME TAXES

      The Company calculates its income tax provision using an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future consequences of differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets.

      The Company's income (loss) before income taxes consisted of the following (in thousands):


                     For the Year Ended
          ----------------------------------------
          December 26,  December 27,  December 29,
              1997          1996          1995
          -----------   -----------   -----------
Domestic      $20,656        $14,266       $19,127
Foreign          (612)           268           435
              -------        -------       -------
              $20,044        $14,534       $19,562
              =======        =======       =======

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The Company's provision for income taxes consisted of the following (in thousands):


                       For the Year Ended
            ----------------------------------------
            December 26,  December 27,  December 29,
                1997          1996          1995
            -----------   -----------   -----------
Current
  Federal       $ 7,449        $3,774        $6,802
  State           1,600           900         1,600
  Foreign           168            94           159
            -----------   -----------   -----------
                  9,217         4,768         8,561
            -----------   -----------   -----------

Deferred
  Federal        (1,100)          700          (400)
  State            (300)          200          (130)
            -----------   -----------   -----------
                 (1,400)          900          (530)
            -----------   -----------   -----------
                $ 7,817        $5,668        $8,031
            -----------   -----------   -----------

      The reconciliation between the Federal statutory tax rate expressed as a percent of pre-tax income and the effective tax rate is as follows:


                                          For the Year Ended
                               ----------------------------------------
                               December 26,  December 27,  December 29,
                                   1997          1996          1995
                               -----------   -----------   -----------
Federal statutory tax rate            35.0%         35.0%         35.0%
State income taxes, net of
  federal benefit                      4.3           5.2           4.9
Nondeductible amortization of
  intangible assets                    2.8           3.9           2.9
Foreign sales corporation
  benefit                             (3.3)         (3.9)         (1.8)
Other                                  0.2          (1.2)          0.1
                               -----------   -----------   -----------
                                      39.0%         39.0%         41.1%
                               ===========   ===========   ===========

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. The Company's temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):


                                                   December 26,  December 27,
                                                       1997          1996
                                                   -----------   -----------
          Deferred tax assets:
            Accrued expenses and reserves          $     5,509   $     4,416
            Postretirement and postemployment
              benefits                                   2,426         2,308
            Employee benefits                            2,190         2,112
            Foreign operating loss carryforwards        12,900        12,450
            Other                                        1,443         1,267
            Valuation allowance                        (12,900)      (12,450)
                                                   -----------   -----------
                                                        11,568        10,103
                                                   -----------   -----------

          Deferred tax liabilities:
            Property, plant and equipment               (7,935)       (7,942)
            Intangible assets                           (1,350)       (1,140)
            Other                                       (1,945)       (1,770)
                                                   -----------   -----------
                                                       (11,230)      (10,852)
                                                   -----------   -----------
          Net deferred tax asset (liability)           $   338       $  (749)
                                                   ===========   ===========

      The deferred tax asset valuation allowance is related entirely to certain of the Company's foreign operations, including German net operating loss carryforwards acquired in connection with the Suroflex transaction totaling approximately $25,900,000 and for which a valuation allowance was provided at the time of the acquisition. At December 26, 1997, the Company's foreign subsidiaries had approximately $28,800,000 in net operating losses available for carryforward; approximately $2,300,000 of such carryforwards expire at various times through 2001 while the remainder of these carryforwards are available for an unlimited period.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.   EMPLOYEE BENEFIT PLANS

      The Company maintains three defined benefit pension plans covering certain union employees at two of its divisions. Additionally, the Company maintains savings and profit sharing plans for the majority of employees not covered by union defined benefit plans.

      Net pension (benefit) expense for the defined benefit plans includes the following components (in thousands):


                                          For the Year Ended
                               ----------------------------------------
                               December 26,  December 27,  December 29,
                                   1997          1996          1995
                               -----------   -----------   -----------
Service cost                         $  24          $ 20         $  97
Interest on projected
  benefit obligation                   287           277           274
Actual return on plan assets          (754)         (415)         (644)
Net amortization and deferral          432           112           375
                               -----------   -----------   -----------
Net pension (benefit) expense        $ (11)         $ (6)        $ 102
                               ===========   ===========   ===========

      The funded status of the plans was as follows (in thousands):


                                           For the Year Ended
                                       --------------------------
                                       December 26,  December 27,
                                           1997          1996
                                       -----------   -----------
Actuarial present value of:
  Vested benefit obligation                 $3,919        $3,795
                                       -----------   -----------
  Accumulated benefit obligation            $3,934        $3,836
                                       -----------   -----------
Projected benefit obligation                $3,934        $3,836
Plan assets at fair value                    4,399         3,849
                                       -----------   -----------
Assets greater than projected benefit
  obligation                                  (465)          (13)
Unrecognized net transition liability          (41)          (51)
Unrecognized net gain                          669           275
Additional minimum liability                    37            46
                                       -----------   -----------
Accrued pension liability                   $  200        $  257
                                       ===========   ===========

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      The projected benefit obligation was determined using assumed discount rates ranging from 7.0% to 7.75% at December 26, 1997 and 7.5% to 7.75% at December 27, 1996, and an assumed long-term rate of return on plan assets ranging from 7.0% to 9.0% at both December 26, 1997 and December 27, 1996. Plan assets consist principally of common stocks and government obligations.

      The Company also provides postretirement health care benefits and life insurance coverage to certain eligible employees at one of its divisions. The costs of retiree health care benefits and life insurance coverage are accrued over the employee service periods.

      The net postretirement benefit expense includes the following components (in thousands):


                                                   For the Year Ended
                                        ----------------------------------------
                                        December 26,  December 27,  December 29,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Service cost for benefits earned
during the year                                $ 62           $ 65          $ 64
Interest on accumulated postretirement
benefit obligation                              377            395           398
Net amortization and deferral                   (16)             -             -
                                        -----------   ------------  ------------
Net postretirement benefit expense             $423           $460          $462
                                        ===========   ============  ============

      Presently, the Company's postretirement benefit plans are not funded. The status of the Company's plans was as follows (in thousands):


                                               For the Year Ended
                                           --------------------------
                                           December 26,  December 27,
                                               1997          1996
                                           -----------   -----------
Actuarial present value of accumulated
postretirement benefit obligation:
  Retirees                                       $3,525        $3,477
  Other active plan participants                  1,559         1,589
                                           ------------  ------------
                                                  5,084         5,066
Unrecognized net gain                               778           665
                                           -----------   ------------
Accrued postretirement benefit obligation        $5,862        $5,731
                                           ============  ============

      The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 26, 1997 and December 27, 1996. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 6.0% and 5.0% for the hourly and salaried plans, respectively, at December 26, 1997 and 8.0% and 6.0% for the hourly and salaried plans, respectively, at December 27, 1996. It was assumed that these rates will decline to 1% over periods of 30 years and 25 years for the hourly and salaried plans, respectively.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 26, 1997 by approximately $355,000 and would increase the net postretirement benefit expense for 1997 by approximately $33,000.

      The Company maintains an incentive compensation plan which provides for incentive payments to certain employees upon the achievement of defined operating results. Incentive compensation expense totaled $3,055,000, $2,277,000 and $2,943,000 in 1997, 1996 and 1995, respectively. These amounts are included in accrued compensation and employee benefits in the accompanying balance sheets.


12.   SEGMENT INFORMATION

      Reference is made to pages 12 through 15 for segment financial data and an unaudited description and discussion of the Company's business segments.

      Power generation products include businesses which are designers and manufacturers of auxiliary equipment for gas turbine power plant installations. Sales to three major gas turbine manufacturers amounted to approximately 11% of consolidated sales in 1997 and 12% in 1996 and 1995, respectively. Receivables outstanding with these customers represented approximately 4% and 13% of December 26, 1997 and December 27, 1996 accounts receivable balances, respectively.

      Motor vehicle products include businesses which are manufacturers of nonwoven fiber padding for the automotive industry and seating products for motorcycles and a broad array of other mobile equipment. The four largest customers of this segment comprised approximately 18%, 16% and 15% of consolidated sales in 1997, 1996 and 1995, respectively. Receivables outstanding with these customers represented approximately 17% and 13% of accounts receivable balances at December 26, 1997 and December 27, 1996, respectively.

      Industrial products include businesses which are manufacturers of finishing products for industrial applications and of precision components for original equipment manufacturers throughout the world.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The Company's export sales by geographic area are summarized below (in thousands):


                                              For the Year Ended
                                   ----------------------------------------
                                   December 26,  December 27,  December 29,
                                       1997          1996          1995
                                    -----------   -----------   -----------
                Asia                    $52,714       $61,339       $42,474
                Middle East               5,661         7,574         4,787
                Canada and Mexico        20,525        14,078         7,626
                Other                    21,069        13,782         8,065
                                    -----------   -----------   -----------
                                        $99,969       $96,773       $62,952
                                   ============  ============  ============

      Information regarding the Company's geographic areas is summarized below (in thousands). Amounts presented in the eliminations column represent sales between geographic areas primarily comprised of sales made by the Company's operations in the United States.


                                                           Canada
                                                             and
                                  United States   Europe   Mexico   Eliminations   Total
                                  -------------   ------   ------   ------------   -----
Year Ended December 26, 1997
 Sales to unaffiliated customers       $465,555  $27,466   $6,888      $(18,529)  $481,380
 Operating income (loss)                 28,156     (377)     (93)            -     27,686
 Identifiable assets                    271,029   23,393    4,146             -    298,568
Year Ended December 27, 1996
 Sales to unaffiliated customers       $425,399  $27,144   $6,121      $(15,258)  $443,406
 Operating income (loss)                 23,366      719     (158)            -     23,927
 Identifiable assets                    285,678   34,082    3,366             -    323,126
Year Ended December 29, 1995
 Sales to unaffiliated customers       $393,771  $10,761   $5,277      $ (2,397)  $407,412
 Operating income (loss)                 29,117      629      (67)            -     29,679
 Identifiable assets                    271,167    5,811    2,549             -    279,527

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13.   INTERIM FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly financial data for 1997 and 1996 are presented below (in thousands except per share data):


                                               Quarter
                      --------------------------------------------
 1997                   First     Second    Third        Fourth          Total
 ----                 --------  --------  --------  --------------  --------------
Net sales             $125,227  $123,260  $111,101        $121,792        $481,380
Gross profit            23,172    25,264    22,034          27,470          97,940
Net income               2,235     3,251     2,246           4,495          12,227
Basic earnings per
common share               .11       .16       .11             .22             .60
Diluted earnings
per common share           .11       .16       .11             .21             .59

                                            Quarter
                       --------------------------------------------
1996                    First     Second    Third           Fourth          Total
-----                  --------  --------  --------        --------        --------
Net sales             $104,631  $111,034  $106,730        $121,011        $443,406
Gross profit            21,458    23,114    21,322          19,960          85,854
Net income               2,609     2,866     2,270           1,121           8,866
Basic earnings per
common share               .13       .14       .11             .06             .44
Diluted earnings
per common share           .13       .14       .11             .05             .43

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
   Shareholders of Jason Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 40 present fairly, in all material respects, the financial position of Jason Incorporated and its subsidiaries at December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
January 30, 1998

ITEM 9.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

     The information on pages 2 and 3 of the Company's Proxy Statement, dated March 13, 1998, under "Nominees for Election as Directors" and "Executive Officers" is incorporated by reference in this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION
     The information on pages 4 through 6 of the Company's Proxy Statement, dated March 13, 1998, under "Executive Compensation" is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information on page 7 of the Company's Proxy Statement, dated March 13, 1998, under "Security Ownership" is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS. The following financial statements of the Company provided in Item 8.

Consolidated Statements of Income - years ended December 26, 1997, December 27, 1996 and December 29, 1995.

Consolidated Statements of Shareholders' Equity - years ended December 26, 1997, December 27, 1996 and December 29, 1995.

Consolidated Balance Sheets - as of December 26, 1997 and December 27, 1996.

Consolidated Statements of Cash Flows - years ended December 26, 1997, December 27, 1996 and December 29, 1995.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

2. FINANCIAL STATEMENT SCHEDULE:

A Financial Statement Schedule for the years ended December 26, 1997, December 27, 1996 and December 29, 1995.

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

     10.35 Lease for the facility at 140 South Mitchell Court, Addison, IL.

     10.36 Lease for the facility at 466 and 468 Diens Drive, Wheeling, IL.

     10.37 Lease for the facility at 7842 North Faulkner Road, Milwaukee, WI.

     10.38 Purchase and Sale Agreement between the Company and Milsco Manufacturing Company.

     10.39 Form of Convertible Note issued by the Company in connection with the Purchase and Sale Agreement with Milsco Manufacturing Company

     21.1  Subsidiaries

     23.1  Consent of Price Waterhouse LLP

     24.1  Power of Attorney

     27    Financial Data Schedule


UNDERTAKING:

     Copies of the exhibits to this report will be furnished without charge to the Company's shareholders upon written request to the Company's Secretary at the Company's executive office.

(b) Reports on Form 8-K.

(c) Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules.


                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                             (thousands of dollars)



                                                       ADDITIONS
                                              ----------------------
                                 BALANCE AT   CHARGED TO     ACQUIRED                BALANCE AT
                                 BEGINNING      COSTS       ALLOWANCES                  END
                                  OF YEAR    AND EXPENSES  AND RESERVES  DEDUCTIONS   OF YEAR
                                 ---------   ------------  ------------  ----------- ----------

YEAR ENDED DECEMBER 26, 1997
Allowance for doubtful accounts..... $2,048          $638           $--    $  (537)      $2,149
YEAR ENDED DECEMBER 27, 1996
Allowance for doubtful accounts..... $2,717          $392           $--    $(1,061)      $2,048
YEAR ENDED DECEMBER 29, 1995
Allowance for doubtful accounts..... $2,108          $741           $23    $  (155)      $2,717

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JASON INCORPORATED

                                             BY   /s/ Vincent L. Martin
                                             --------------------------
                                             Vincent L. Martin,
                                             Chief Executive Officer

                                             Date:  March 13, 1998


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


            Signature                   Title                      Date
            ---------                   -----                      ----
     /s/ Vincent L. Martin    Chairman of the Board, Chief      March 13, 1998
     ---------------------    Executive Officer and Director
      Vincent L. Martin       (Principal Executive Officer)


     /s/ Mark Train           President, Secretary, Treasurer   March 13, 1998
     -----------------        and Director (Principal
     Mark Train               Financial and Accounting Officer)

     /s/ Wayne C. Oldenburg   Director                          March 13, 1998
     ----------------------
     Wayne C. Oldenburg

     /s/ Wayne G. Fethke      Director                          March 13, 1998
     -------------------
     Wayne G. Fethke

     /s/ Frank W. Jones       Director                          March 13, 1998
     -------------------
     Frank W. Jones

     /s/ David J. Drury       Director                          March 13, 1998
     -----------------
     David J. Drury

                                 EXHIBIT INDEX



       Exhibit                                         Sequential Page
       Number                                               Number
                                                            ------
       3.1      Articles of Incorporation of                (11)
                the Company, as amended

       3.2      Agreement and Plan of Merger                (11)
                between the Company (formerly
                known as Jason Merger Corp.) and its
                predecessor, Jason Incorporated,
                a Delaware corporation

       3.3      By-Laws of the Company                      (11)

       4.1      Specimen Common Stock                       (1)
                certificate

       10.1     Lease Agreement, dated                      (1)
                August 30, 1985 between Norwalk
                Community Development Corpo-
                ration and AMCA International
                Corporation; Assignment and
                Assumption of Lease dated
                December 31, 1986 between the
                Company and AMCA International
                Corporation

       10.2     Lease between Donald W. Helgeson            (1)
                and Amtel, Inc. dated July 1, 1986
                of premises located in Janesville,
                Wisconsin; Assignment and Assumption
                of Lease dated December 31, 1985
                between Jason Incorporated and
                Amtel, Inc.


       10.3     Assignment and Assumption of                (1)
                Lease of property located in
                Santa Fe Springs, California
                dated December 31, 1985 between
                AMCA International Corporation
                and Jason Incorporated (copy of
                lease attached).

       10.4     Jason Incorporated Deferred                 (1)
                Compensation Plan for Employees
                dated September 26, 1986.

       10.5     Jason Employee Savings & Profit             (1)
                Sharing Plan effective January 1, 1986.

       10.6     Jason Incorporated Manage-                  (1)
                ment Incentive Compensation
                Plan effective January 1, 1987.

       10.7     Jason Incorporated                          (1)
                Executive Incentive Compensation
                Plan effective January 1, 1987.

       10.8     Lease of property located in                (3)
                Old Fort, North Carolina
                dated June 10, 1988.

       10.9     Jason Incorporated 1987                     (3)
                Nonqualified Stock Option Plan
                dated April 16, 1987 as amended
                and restated January 30, 1989.

       10.10    Jason Employee Savings and Profit           (3)
                Sharing Plan Modifications:
                subsection 7.3(a) of Article VII,
                section 7.2 of Article VII, section 2.1,
                section 3.1, section 4.2, section 2.2,
                section 2.3, section 2.1, section 6.4 and
                section 3.7



       10.11    Sublease Agreement dated                    (3)
                September 1, 1988 between
                Midwestern Oklahoma Development
                Authority and Jason Incorporated
                for the Burns Flat, Oklahoma facility.

       10.12    Lease Agreement dated                       (3)
                June 21, 1988 between
                Southview Business Center, Ltd.
                and Janesville Products Co.
                for the Norwalk, Ohio offices.

       10.13    Jason Incorporated Note Agreement           (5)
                dated as of October 1, 1989 re:
                $10,000,000 10.60% Senior
                Subordinated Notes Due
                October 15, 2000.

       10.14    Lease Agreement dated                       (5)
                October 9, 1985 between
                Braden Steel Corporation
                and AMCA International Corporation;
                assumed by Jason Incorporated
                June 30, 1989.

       10.15    Lease Agreement dated                       (5)
                October 15, 1985 between
                Ron T. Miller and AMCA International
                Corporation; assumed by
                Jason Incorporated June 30, 1989.

       10.16    Commercial Lease and Deposit Receipt        (6)
                dated January 28, 1991 between Braden
                Manufacturing and Pine Bluff Warehouse
                Company.






       10.17    Purchase and Sale Agreement dated           (7)
                June 28, 1991 for the purchase of
                the assets of Sackner.

       10.18    Purchase and Sale Agreement dated           (7)
                May 31, 1991 for the purchase of
                the assets of Lea.

       10.19    Purchase and Sale Agreement dated           (7)
                June 21, 1991 for the purchase of
                the assets of Schroeder.

       10.20    Lease Agreement between Metrio              (8)
                Technology International B.V.V.A.
                and Braden-Metrio B.V.

       10.21    Second Amendment to Lease Agreement         (8)
                between Southgate Eureka Associates
                Limited Partnership and Jason
                Incorporated.

       10.22    Lease between First National Bank           (8)
                of Fort Smith, Arkansas and Braden
                Manufacturing, a Unit of Jason
                Incorporated.

       10.23    Lease Agreement between Southview           (8)
                Business Center, Ltd. and
                Janesville Products Co.

       10.24    Lease between Schroeder Industries,         (8)
                Inc., to be known as SI Properties,
                Inc., and Jason Incorporated.

       10.25    Lease between Arrowhead Corporation         (8)
                and Jason Incorporated dated
                January 23, 1991.

       10.26    Lease between Arrowhead Corporation         (8)
                and Jason Incorporated dated
                April 1, 1992.


       10.27    Credit Agreement by and among Jason            (8)
                Incorporated, The First National Bank
                of Chicago and the First National Bank
                of Boston, as amended.

       10.28    Note Agreements dated as of November 15,       (8)
                1992 re: $16,000,000 7.65% Senior Secured
                Notes due December 1, 2002

       10.29    Stock Purchase Agreement between the           (9)
                Company and the majority stockholders of
                Koller Industries, Inc.

       10.30    Stock Purchase Agreement between the           (9)
                Company and the minority stockholders of
                Koller Industries, Inc.

       10.31    Agreement and Plan of Merger between Jason     (10)
                Minnesota Incorporated and DLTK, Inc.
                relating to the acquisition by the Company
                of all of the outstanding capital stock of
                Deltak Corporation.

       10.32    Form of Stock Purchase Agreement executed      (12)
                by the Company in connection with the
                January 1994 private placement of common
                stock.

       10.33    Lease for the facility at 6800 West Calumet    (12)
                Road, Milwaukee, WI.

       10.34    Lease for the facility at 1530 Artaius         (12)
                Parkway, Libertyville, IL.

       10.35    Lease for the facility at 140 South Mitchell   (12)
                Court, Addison, IL.

       10.36    Lease for the facility at 466 and 468 Diens    (12)
                Drive, Wheeling, IL.

       10.37    Lease for the facility at 7842 North Faulkner  (12)
                Road, Milwaukee, WI.


       10.38    Purchase and Sale Agreement between the        (13)
                Company and Milsco Manufacturing Company.

       10.39    Form of Convertible Note issued by the         (13)
                Company in connection with the Purchase and
                Sale Agreement with Milsco Manufacturing
                Company.

       21.1     Subsidiaries

       23.1     Consent of Price Waterhouse.

       24.1     Power of Attorney                              (14)

       27       Financial Data Schedule


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