Form 10-Q
period 1998-03-27
JASON INC
filed 1998-05-08
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q
(Mark One)
    /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998   or


    /X/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to _______________

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

On March 27, 1998 there were outstanding 20,245,126 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                   FORM 10-Q

                                 MARCH 27, 1998

                                     INDEX


         PART I.  FINANCIAL INFORMATION                     PAGE NO.
                                                           --------

         Statements of Income for the Three Months
            Ended March 27, 1998 and March 28, 1997 ........  3

         Balance Sheets as at March 27, 1998 and
            December 26, 1997 ..............................  4

         Statements of Cash Flows for the Three Months
            Ended March 27, 1998 and March 28, 1997 ........  5

         Notes to Financial Statements .....................  6-8

         Management's Discussion and Analysis of
            Results of Operations and Financial Condition ..  9-11


         PART II.  OTHER INFORMATION
         Item 1  Legal Proceedings .........................  12

         Item 2  Changes in Securities .....................  12

         Item 3  Defaults Upon Senior Securities ...........  12

         Item 4  Submission of Matters to a Vote of
                   Security Holders ........................  12

         Item 5  Other Information .........................  12

         Item 6  (a)  Exhibits .............................  12

                 (b)  Reports on Form 8-K ..................  12

Signatures .................................................  12

                              JASON INCORPORATED
                             STATEMENTS OF INCOME

              (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)





                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                      MARCH 27,       MARCH 28,
                                                        1998            1997
                                                       -----            ----
                                                             (UNAUDITED)


NET SALES                                            $ 120,865        $ 125,227

COST OF SALES                                           95,412          102,055
                                                     ---------        ---------

  Gross Profit                                          25,453           23,172

SELLING AND ADMINISTRATIVE EXPENSES                     18,091           17,055
                                                     ---------        ---------

  Operating Income                                       7,362            6,117

INTEREST EXPENSE                                         1,940            2,706

OTHER (INCOME) EXPENSE                                    (490)            (253)
                                                     ---------        ---------

  Income Before Income Taxes                             5,912            3,664

PROVISION FOR INCOME TAXES                               2,306            1,429
                                                     ---------        ---------

NET INCOME                                           $   3,606        $   2,235
                                                     =========        =========


BASIC EARNINGS PER COMMON SHARE                      $    0.18        $    0.11
                                                     =========        =========


DILUTED EARNINGS PER COMMON SHARE                    $    0.17        $    0.11
                                                     =========        =========


                                JASON INCORPORATED
                                    BALANCE SHEETS

                               (Dollars in Thousands)




                                                 MARCH 27,   DECEMBER 26,
                                                   1998         1997
                                                   ----         ----
                                                (Unaudited)
ASSETS
Current Assets
  Cash And Cash Equivalents                     $   3,064    $   4,453
  Accounts Receivable - Net                        74,644       60,097
  Inventories                                      44,659       38,062
  Costs And Earnings In Excess Of
   Billings On Uncompleted Contracts               13,348        9,281
  Deferred Income Taxes                             9,142        9,142
  Other Current Assets                              4,985        4,735
                                                ---------    ---------

    Total Current Assets                          149,842      125,770
                                                ---------    ---------

Property, Plant and Equipment
  Cost                                            179,294      164,403
  Less - Accumulated Depreciation                 (81,489)     (78,781)
                                                ---------    ---------
    Net Property, Plant and Equipment              97,805       85,622
                                                ---------    ---------

Intangible Assets - Net                            92,590       85,520
Other Assets                                        1,589        1,656
                                                ---------    ---------
                                                $ 341,826    $ 298,568
                                                =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt             $  28,452    $   7,764
  Accounts Payable                                 35,214       30,063
  Accrued Compensation & Employee Benefits         14,186       15,535
  Accrued Warranty                                  4,791        4,327
  Accrued Interest                                  1,972        1,183
  Accrued Income Taxes                              1,759          109
  Other Current Liabilities                        16,245       11,947
  Billings In Excess Of Costs And
   Earnings On Uncompleted Contracts               18,375       15,724
                                                ---------    ---------

    Total Current Liabilities                     120,994       86,652

Revolving Loan                                     16,667        2,320
Other Long-Term Debt                               71,225       83,311
Deferred Income Taxes                              11,715        8,804
Other Long-Term Liabilities                         4,027        3,927
Postemployment & Postretirement Health
 And Other Benefits                                 6,358        6,290
                                                ---------    ---------

    Total Liabilities                             230,986      191,304
                                                ---------    ---------

Commitments and Contingencies                        --           --

SHAREHOLDERS' EQUITY
Common Stock & Additional
  Contributed Capital                              35,064       35,014
Retained Earnings                                  76,456       72,850
Accumulated Other Comprehensive Income (Loss)        (680)        (600)
                                                ---------    ---------

    Total Shareholders' Equity                    110,840      107,264
                                                ---------    ---------
                                                $ 341,826    $ 298,568
                                                =========    =========



                              JASON INCORPORATED
                           STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                         For The Three Months Ended
                                                         --------------------------
                                                            MARCH 27,   MARCH 28,
                                                             1998         1997
                                                             ----         ----
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                               $  3,606    $  2,235
  Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities:
      Depreciation                                            3,667       3,733
      Amortization                                            1,243       1,239
      Deferred Income Taxes                                      50         264
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                    (9,528)    (13,519)
      Inventories                                                14         691
      Costs And Earnings In Excess Of Billings
       On Uncompleted Contracts                              (4,067)      7,218
      Other Current Assets                                      273       2,519
      Other Assets                                                7        (241)
      Accounts Payable                                        2,888         393
      Accrued Compensation & Employee Benefits               (1,349)     (2,043)
      Accrued Warranty                                          464         (59)
      Accrued Interest                                          789         775
      Accrued Income Taxes                                    1,650       1,429
      Billings In Excess Of Costs And Earnings
       On Uncompleted Contracts                               2,651       4,259
      Other Liabilities                                          43      (1,376)
                                                           --------    --------
        Total Adjustments                                    (1,205)      5,282
                                                           --------    --------

Net Cash Provided By Operations                               2,401       7,517
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Net Assets                             (16,072)       --
      Acquisition Of Property, Plant And Equipment           (3,485)     (2,533)
      Disposal Of Property, Plant And Equipment - Net         1,223           5
      Other, Net                                                (71)        343
                                                           --------    --------
Net Cash Used For Investing Activities                      (18,405)     (2,185)
                                                           --------    --------

Net Cash (Used) Provided Before Financing Activities        (16,004)      5,332
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                           39,942      29,225
      Repayments Of Revolving Loan                          (25,595)    (36,415)
      Proceeds From (Repayments Of) Other Long-Term Debt        218         367
      Issuance Of Common Stock - Net                             50        --
                                                           --------    --------
Net Cash Provided By (Used For) Financing Activities         14,615      (6,823)
                                                           --------    --------

Net Increase (Decrease) In Cash And Cash Equivalents         (1,389)     (1,491)
      Cash And Cash Equivalents, Beginning of Period          4,453       2,978
                                                           --------    --------

      Cash And Cash Equivalents, End of Period             $  3,064    $  1,487
                                                           ========    ========

      Cash Paid For:

      Interest                                                1,236       1,990
      Income Taxes Paid (Refunded)                              662      (2,507)



                             JASON INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The Company operates in three primary business segments: power generation products, motor vehicle products, and industrial products. Power generation products include the design and manufacture of silencing equipment, waste heat recovery boilers, and other auxiliary equipment for the gas turbine and other industries and the design and fabrication of electromagnetic shielding products for medical and other electronic equipment applications. Motor vehicle products include the manufacture and marketing of needled nonwoven fiber insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compound used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

The financial statements at March 27, 1998 and March 28, 1997 and for the three month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three month period ended March 27, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - ACQUISITION

On March 13, 1998, the Company completed the acquisition of Power Brushes Ltd. for $16.1 million, plus the assumption of $8.7 million of debt of Power Brushes Ltd. Brushes International Ltd, a wholly-owned subsidiary of Power Brushes Ltd, is one of the largest producers of industrial power brushes in Europe. This business has been combined with the Company's industrial brush business, Osborn Manufacturing, to form Osborn International, the largest producer of industrial power brushes in the world.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                                  MARCH 27,   DECEMBER 26,
                                    1998          1997
                                 -----------  ------------
                                 (Unaudited)
Raw materials                        $22,276       $18,960
Work in process                        6,158         5,544
Finished goods                        16,225        13,558
                                 -----------  ------------
                                     $44,659       $38,062
                                 ===========  ============

NOTE 4 - EARNINGS PER SHARE

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


                                            FOR THE THREE MONTHS ENDED
                                                  MARCH 27, 1998
                                       -------------------------------------
                                         Income        Shares      Per Share
                                       (Numerator)  (Denominator)   Amount
                                       -----------  -------------  ---------

    BASIC EARNINGS PER COMMON SHARE
     Net income                         $3,606,000     20,238,718       $.18
                                                                   ---------

    EFFECT OF DILUTIVE SECURITIES
     Options                                    --        522,070
     Convertible notes                     184,220      1,516,182
                                       -----------  -------------

    DILUTED EARNINGS PER COMMON SHARE
     Net income plus assumed
      conversions                       $3,790,220     22,276,970       $.17
                                       -----------  -------------  ---------




                                            FOR THE THREE MONTHS ENDED
                                                  MARCH 28, 1997
                                       -------------------------------------
                                         Income        Shares      Per Share
                                       (Numerator)  (Denominator)   Amount
                                       -----------  -------------  ---------

    BASIC EARNINGS PER COMMON SHARE
     Net income                         $2,235,000     20,159,573       $.11
                                                                   ---------

    EFFECT OF DILUTIVE SECURITIES
     Options                                    --        360,936
                                       -----------  -------------

    DILUTED EARNINGS PER COMMON SHARE
     Net income plus assumed
      conversions                       $2,235,000     20,520,509       $.11
                                       -----------  -------------  ---------



The impact of the assumed conversion of the $17,057,000 convertible notes, which bear interest at 7%, was included within the earnings per share calculations for the periods in which such conversion had a dilutive effect.

NOTE 5- COMPREHENSIVE INCOME

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements.

Total Comprehensive Income totaled $3,526,000 and $1,813,000 for the three months ended March 27, 1998 and March 28, 1997, respectively. Total Comprehensive Income for the three months ended March 27, 1998 is comprised of net income of $3,606,000 and Other Comprehensive Income (Loss) of $(80,000). Total Comprehensive Income for the three months ended March 28, 1997 is comprised of net income of $2,235,000 and Other Comprehensive Income (Loss) of $(422,000). Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.

                             JASON INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three months ended March 27, 1998 compared to the three months ended March 28, 1997:

Sales for the three months ended March 27, 1998 decreased by 3% from $125,227,000 for the three months ended March 28, 1997 to $120,865,000. Sales of power generation products decreased by 25% from $40,412,000 to $30,200,000. Sales of motor vehicle products increased by 7% from $49,431,000 to $52,974,000. Sales of industrial products increased by 7% from $35,384,000 to $37,691,000.

The lower power generation sales for the first quarter of 1998 compared to last year were a result of the timing of customer projects and a lower backlog at the beginning of 1998 compared to a year ago. Total power generation backlog at the beginning of 1998 was $77 million compared to $80 million a year earlier. Bookings in the first quarter, however, were quite strong and amounted to $43 million compared to $30 million in the first quarter of 1997. Sales in the first quarter of $30 million compared to $40 million in the first quarter of 1997 leaving a backlog at the end of the first quarter of 1998 of $90 million compared to $70 million a year ago.

The increase in the Company's motor vehicle products sales was the result of increases in both the automotive products business and the seating business.
The Company's automotive products business was up 5% in the first quarter of 1998 compared to the prior year. The U.S. automobile industry built only 1% more vehicles in the first quarter of 1998 than it did last year, however, the Company's content per vehicle increased as a result of improved sales of the Company's Marabond(R) moldable insulation product and thermoformed door inserts. The Company's seating products business was up 13% in the first quarter of 1998 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

The increase in industrial products sales in the first quarter of 1998 compared with last year was primarily a result of an increase in the Osborn brush business and the components business. The JacksonLea buff and compound business was up slightly.

Operating income improved in the first quarter of 1998 from $6,117,000 in the first quarter of 1997 to $7,362,000.

Operating income for the power generation products segment improved from $400,000 in the first quarter of 1997 to $1,572,000. The increase in operating income is the result of a mix of higher margin projects in the first quarter of 1998 compared to last year. The first quarter of 1997 included a less profitable product mix comprising new products such as inlet filters and complex equipment packages.

Operating income for the motor vehicle products segment improved from $4,646,000 in the first quarter of 1997 to $4,725,000 due primarily to improved profitability in the automotive products business, a result of greater capacity utilization, a more profitable product mix and improved operating efficiencies. This more than offset reduced profitability in the seating business due to one time costs incurred in the conversion to cellular manufacturing required to enable the Company to meet an expected increase in customer volume levels in the future.

Operating income for the industrial products segment increased slightly from $1,815,000 in the first quarter of 1997 to $1,838,000. This increase in operating income was a result of improved operating income at Osborn, a result primarily of higher volume, offset by reduced profitability at JacksonLea due to higher operating expenses.

Corporate expenses for the first quarter of 1998 were $773,000 compared to $744,000 last year. This increase is primarily due to an increase in management incentive compensation.

Interest expense decreased significantly to $1,940,000 in the first quarter of 1998 from $2,706,000 in the first quarter of 1997 due to lower average domestic debt levels which is a result of cash flow from operations in 1997 which reduced debt levels by $45 million. The increase in other income in the first quarter of 1998 compared to last year is primarily a result of a gain on the sale of the distributor business of Metalex, one of the Components businesses.

The Company's effective income tax rate for the first quarter of 1998 was 39% which is the same as the rate for the first quarter of 1997.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 25, 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of March 27, 1998, the Company had available unused borrowing capacity of $28,437,000 under its bank revolving loan facility. During the first quarter of 1997, the Company also satisfied the capital requirements of its operations with internally generated funds.

During the first quarter of 1998, working capital decreased by $10,270,000 from $39,118,000 at December 26, 1997, to $28,848,000 at March 27, 1998. This
decrease in working capital was the result of a $20.7 million increase in the current portion of long-term debt due primarily to the reclassification of $17 million of convertible notes which are due in January, 1999. Excluding the increase in current portion of long-term debt, working capital increased by $10,418,000 which is primarily the result of the inclusion of the working capital of Brushes International, acquired in March, 1998. During the first quarter of 1998, the Company generated $2,401,000 in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first quarter of 1998 and 1997, the Company made capital expenditures of $3,485,000 and $2,533,000, respectively. The major first quarter 1998 expenditures were in the motor vehicle segment for equipment to support the conversion to cellular manufacturing at Milsco. The major first quarter 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at Osborn, JacksonLea and Koller to
support new programs at those locations.    Capital expenditures for 1998 are
anticipated to approximate $18.0 million. No significant commitments are outstanding as of March 27, 1998.


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

                                                JASON INCORPORATED (Registrant)


                                                by /s/ Mark Train
                                                  ----------------------------
                                                Mark Train
                                                President
                                                (Chief Financial Officer)