Form 10-Q
period 1998-06-26
JASON INC
filed 1998-08-06
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(Mark One)
        |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998   or

        | | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from                to
                                       --------------    ----------------
        COMMISSION FILE NUMBER 0-16059


                               JASON INCORPORATED
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                    39-1756840
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

On June 26, 1998 there were outstanding 20,274,029 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                    FORM 10-Q

                                  JUNE 26, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Statements of Income for the Three Months
     Ended June 26, 1998 and June 27, 1997............................    3

Statements of Income for the Six Months
     Ended June 26, 1998 and June 27, 1997............................    4

Balance Sheets as at June 26, 1998 and
     December 26, 1997 ...............................................    5

Statements of Cash Flows for the Six Months
     Ended June 26, 1998 and June 27, 1997 ...........................    6

Notes to Financial Statements ........................................  7 - 10

Management's Discussion and Analysis of
     Results of Operations and Financial Condition ................... 10 - 14


PART II.  OTHER INFORMATION

Item 1     Legal Proceedings .........................................   14

Item 2     Changes in Securities and Use of Proceeds .................   14

Item 3     Defaults Upon Senior Securities ...........................   14

Item 4     Submission of Matters to a Vote of
               Security Holders ......................................   14

Item 5     Other Information .........................................   15

Item 6     (a)  Exhibits .............................................   15

           (b)  Reports on Form 8-K ..................................   15

Signatures ...........................................................   15

                               JASON INCORPORATED
                              STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)





                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                     JUNE 26,           JUNE 27,
                                                      1998                1997
                                                     --------           --------
                                                             (UNAUDITED)

NET SALES                                           $ 99,402           $ 87,526

COST OF SALES                                         76,019             67,424
                                                     --------          --------

  Gross Profit                                        23,383             20,102

SELLING AND ADMINISTRATIVE EXPENSES                   15,616             13,181
                                                     --------          --------

  Operating Income                                     7,767              6,921

INTEREST EXPENSE                                       1,942              2,077

OTHER (INCOME) EXPENSE                                 (414)              (506)
                                                     --------          --------

  Income Before Income Taxes                          6,239              5,350

PROVISION FOR INCOME TAXES                            2,434              2,086
                                                     --------          --------

  Income From Continuing Operations                   3,805              3,264

  Income (Loss) From Discontinued Operations
  - Net Of Applicable Income Taxes                      531               (13)

                                                     --------          --------
NET INCOME                                          $ 4,336            $ 3,251
                                                     ========          ========


EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                  $   0.19            $  0.16

INCOME (LOSS) FROM DISCONTINUED OPERATIONS             0.02               --

                                                     --------          --------
NET INCOME                                         $   0.21            $  0.16
                                                     ========          ========


EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                  $   0.18            $  0.16

INCOME (LOSS) FROM DISCONTINUED OPERATIONS             0.02               --

                                                     --------          --------
NET INCOME                                         $   0.20            $  0.16
                                                     ========          ========


                               JASON INCORPORATED
                              STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                      FOR THE SIX MONTHS ENDED
                                                    ---------------------------
                                                     JUNE 26,          JUNE 27,
                                                      1998               1997
                                                     --------          --------
                                                              (UNAUDITED)
NET SALES                                          $ 190,067          $ 172,341

COST OF SALES                                        147,633            134,244
                                                    ---------         ---------

  Gross Profit                                        42,434             38,097

SELLING AND ADMINISTRATIVE EXPENSES                   28,877             25,459
                                                    ---------         ---------

  Operating Income                                    13,557             12,638

INTEREST EXPENSE                                       3,555              4,330

OTHER (INCOME) EXPENSE                                  (925)              (757)
                                                   ---------          ---------

  Income Before Income Taxes                          10,927              9,065

PROVISION FOR INCOME TAXES                             4,263              3,535
                                                   ---------          ---------

  Income From Continuing Operations                    6,664              5,530

  Income (Loss) From Discontinued Operations
  - Net Of Applicable Income Taxes                     1,278                (44)

                                                    --------          ---------
NET INCOME                                         $   7,942          $   5,486
                                                    ========          =========


EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                  $    0.33           $   0.27

INCOME (LOSS)FROM DISCONTINUED OPERATIONS               0.06               --

                                                    --------          ---------
NET INCOME                                         $    0.39          $    0.27
                                                    ========          =========


EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                  $    0.32           $   0.27

INCOME (LOSS) FROM DISCONTINUED OPERATIONS              0.05              --

                                                    ========          =========
NET INCOME                                         $    0.37           $   0.27
                                                    ========          =========



                                  JASON INCORPORATED
                                    BALANCE SHEETS

                               (DOLLARS IN THOUSANDS)



                                                  JUNE 26,      DECEMBER 26,
                                                  1998             1997
                                                  -------       ------------
                                                  (Unaudited)

ASSETS
Current Assets
  Cash And Cash Equivalents                     $  30,375       $   3,835
  Accounts Receivable - Net                        54,512          40,347
  Inventories                                      43,427          35,543
  Deferred Income Taxes                             9,142           9,142
  Other Current Assets                              7,604           4,149
  Net Assets Of Discontinued Operations              --            30,685
                                                ---------       ---------
    Total Current Assets                          145,060         123,701
                                                ---------       ---------

Property, Plant and Equipment
  Cost                                            162,516         145,210
  Less - Accumulated Depreciation                 (74,848)        (69,419)
                                                ---------       ---------
    Net Property, Plant and Equipment              87,668          75,791
                                                ---------       ---------


Intangible Assets - Net                            71,434          64,445
Other Assets                                        1,264           1,487
                                                ---------       ---------
                                                $ 305,426       $ 265,424
                                                =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt             $  31,312       $   7,764
  Accounts Payable                                 21,981          22,679
  Accrued Compensation & Employee Benefits         15,966          12,209
  Accrued Warranty                                   --               150
  Accrued Interest                                  1,161           1,183
  Accrued Income Taxes                             12,203             101
  Other Current Liabilities                        22,030           9,422
                                                ---------       ---------

    Total Current Liabilities                     104,653          53,508

Revolving Loan                                       --             2,320
Other Long-Term Debt                               68,263          83,311
Deferred Income Taxes                               7,780           8,804
Other Long-Term Liabilities                         2,891           3,927
Postemployment & Postretirement Health
 And Other Benefits                                 6,416           6,290
                                                ---------       ---------
    Total Liabilities                             190,003         158,160
                                                ---------       ---------

Commitments and Contingencies                        --             --

SHAREHOLDERS' EQUITY
Common Stock & Additional
  Contributed Capital                              35,253          35,014
Retained Earnings                                  80,792          72,850
Accumulated Other Comprehensive Income (Loss)        (622)           (600)
                                                ---------       ---------

    Total Shareholders' Equity                    115,423         107,264
                                                ---------       ---------
                                                $ 305,426       $ 265,424
                                                =========       =========


                                         JASON INCORPORATED
                                      STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)


                                                                                    For The Six Months Ended
                                                                                ---------------------------------
                                                                                June 26,                 June 27,
                                                                                  1998                     1997
                                                                                --------                 --------
                                                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Income From Continuing Operations                                             $  6,664                $  5,530
  Adjustments To Reconcile Income From Continuing Operations To Net Cash
   Provided By Operating Activities Of Continuing Operations:
      Depreciation                                                                 6,505                   6,295
      Amortization                                                                 1,725                   1,619
      Deferred Income Taxes                                                       (1,408)                     62
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                                         (5,508)                 (4,785)
      Inventories                                                                 (1,301)                    119
      Other Current Assets                                                        (3,460)                  2,479
      Other Assets                                                                   113                    (708)
      Accounts Payable                                                            (4,898)                    844
      Accrued Compensation & Employee Benefits                                     1,004                    (261)
      Accrued Warranty                                                              (150)                    ---
      Accrued Interest                                                               (22)                   (287)
      Accrued Income Taxes                                                           602                     331
      Other Liabilities                                                            8,678                     (56)
                                                                                --------                --------
        Total Adjustments                                                          1,880                   5,652
                                                                                --------                --------

Net Cash Provided By Operating Activities Of Continuing Operations                 8,544                  11,182

Net Cash Provided By Operating Activities Of Discontinued Operations              12,239                  11,799
                                                                                --------                --------
Net Cash Provided By Operations                                                   20,783                  22,981
                                                                                --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Net Assets                                                  (16,513)                   ---
      Net Proceeds From Sale Of Discontinued Operations                           31,224                    ---
      Acquisition Of Property, Plant And Equipment                                (6,586)                 (5,855)
      Disposal Of Property, Plant And Equipment - Net                              1,401                     627
      Other, Net                                                                     (17)                   (498)
                                                                                --------                --------
Net Cash (Used) Provided For Investing Activities                                  9,509                  (5,726)
                                                                                --------                --------

Net Cash (Used) Provided Before Financing Activities                              30,292                  17,255
                                                                                --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                                59,762                  43,340
      Repayments Of Revolving Loan                                               (62,082)                (61,355)
      Proceeds From (Repayments Of) Other Long-Term Debt                          (1,671)                    626
      Issuance Of Common Stock - Net                                                 239                    ---
                                                                                --------                --------
Net Cash Provided By (Used For) Financing Activities                              (3,752)                (17,389)
                                                                                --------                --------

Net Increase (Decrease) In Cash And Cash Equivalents                              26,540                    (134)
      Cash And Cash Equivalents, Beginning of Period                               3,835                   1,068
                                                                                --------                --------

      Cash And Cash Equivalents, End of Period                                  $ 30,375                $    934
                                                                                ========                ========
      Cash Paid For:

      Interest                                                                     4,044                   5,520
      Income Taxes                                                                 5,952                     951


                               JASON INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The Company operates in two primary business segments: motor vehicle products and industrial products. Motor vehicle products include the manufacture and marketing of nonwoven needled fiber insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compounds used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

The financial statements at June 26, 1998 and June 27, 1997 and for the three and six month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six month periods ended June 26, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.


NOTE 2 - ACQUISITIONS / DIVESTITURES

On June 6, 1998 the Company completed the sale of its Power Generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying financial statements have been reclassified to reflect the Power Generation business as a discontinued operation. Net cash proceeds from the sale approximated $31 million; there was no gain or loss on the sale. Sales and operating profit for the Power Generation business for the period ended June 6, 1998 were $62.3 million and $3.5 million, respectively. Sales and operating profit for the six months ended June 27, 1997 were $77.5 million and $1.0 million, respectively.

On March 13, 1998, the Company completed the acquisition of Power Brushes Ltd. for approximately $16 million, plus the assumption of $8.7 million of debt of Power Brushes Ltd. Brushes International Ltd., a wholly-owned subsidiary of Power Brushes Ltd., is one of the largest producers of industrial power brushes in Europe. This business has been combined with the Company's industrial brush business, Osborn Manufacturing, to form Osborn International, the largest producer of industrial power brushes in the world.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):



                                         JUNE 26,                 DECEMBER 26,
                                           1998                       1997
                                         --------                 ------------
                                       (Unaudited)
Raw materials                            $20,713                    $16,441
Work in process                            6,098                      5,544
Finished goods                            16,616                     13,558
                                         -------                    -------
                                         $43,427                    $35,543
                                         =======                    =======


NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income (numerator) and shares (denominator) used in the basic computations of and diluted earnings per common share from continuing operations, respectively, is as follows:




                                                                   FOR THE THREE MONTHS ENDED
                                                                          JUNE 26, 1998
                                                     --------------------------------------------------
                                                        Income             Shares           Per Share
                                                       (Numerator)       (Denominator)        Amount
                                                     ---------------    ---------------     -----------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $3,805,000          20,258,571          $.19
                                                                                              -----
EFFECT OF DILUTIVE SECURITIES
   Options                                                   --              586,967
   Convertible notes                                     184,220           1,516,182
                                                        --------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $3,989,220          22,361,720          $.18
                                                      ----------          ----------          -----



                                                                   FOR THE THREE MONTHS ENDED
                                                                          JUNE 27, 1997
                                                   ------------------------------------------------------
                                                       Income             Shares            Per Share
                                                      (Numerator)       (Denominator)         Amount
                                                   ----------------    ---------------     --------------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $3,264,000          20,159,573           $.16
                                                                                               ----
EFFECT OF DILUTIVE SECURITIES
   Options                                                   --              352,696
   Convertible notes                                     184,220           1,516,182
                                                        --------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $3,448,220          22,028,451           $.16
                                                      ----------          ----------           ----



                                                                    FOR THE SIX MONTHS ENDED
                                                                          JUNE 26, 1998
                                                     ----------------------------------------------------
                                                        Income             Shares            Per Share
                                                      (Numerator)       (Denominator)         Amount
                                                     --------------    ---------------     --------------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $6,664,000          20,248,644           $.33
                                                                                               -----
EFFECT OF DILUTIVE SECURITIES
   Options                                                   --              556,285
   Convertible notes                                     368,440           1,516,182
                                                        --------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $7,032,440          22,321,111           $.32
                                                      ----------          ----------           -----



                                                                    FOR THE SIX MONTHS ENDED
                                                                          JUNE 27, 1997
                                                   -----------------------------------------------------
                                                        Income             Shares           Per Share
                                                      (Numerator)       (Denominator)        Amount
                                                   -----------------   ----------------   --------------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $5,530,000          20,159,573            $.27
                                                                                                -----
EFFECT OF DILUTIVE SECURITIES
   Options                                                   --              355,676
   Convertible notes                                     184,220             758,091
                                                        --------            --------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $5,714,220          21,273,340            $.27
                                                      ----------          ----------            -----


The impact of the assumed conversion of the $17,057,000 convertible notes, which bear interest at 7%, was included within the earnings per share calculations for the periods in which such conversion had a dilutive effect.


NOTE 5 - COMPREHENSIVE INCOME

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

Total Comprehensive Income totaled $4,394,000 and $3,161,000 for the three months ended June 26, 1998 and June 27, 1997, respectively. Total Comprehensive Income for the three months ended June 26, 1998 is comprised of net income of $4,336,000 and Other Comprehensive Income (Loss) of $58,000. Total Comprehensive Income for the three months ended June 27, 1997 is comprised of net income of $3,251,000 and Other Comprehensive Income (Loss) of $(90,000). Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.

Total Comprehensive Income totaled $7,920,000 and $4,974,000 for the six months ended June 26, 1998 and June 27, 1997, respectively. Total Comprehensive Income for the six months ended June 26, 1998 is comprised of net income of $7,942,000 and Other Comprehensive Income (Loss) of $(22,000). Total Comprehensive Income for the six months ended June 27, 1997 is comprised of net income of $5,486,000 and Other Comprehensive Income (Loss) of $(512,000). Other Comprehensive Income
(Loss) is comprised entirely of foreign currency translation adjustments.


                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


On June 6, 1998, the Company completed the sale of its Power Generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying financial statements have been reclassified to reflect the Power Generation business as a discontinued operation. Net cash proceeds from the sale approximated $31 million; there was no gain or loss on the sale. Sales and operating profit of the Power Generation business for the period ended June 6, 1998 were $62.3 million and $3.5 million, respectively. Sales and operating profit for the six months ended June 27, 1997 were $77.5 million and $1.0 million, respectively.


RESULTS OF OPERATIONS

Three months ended June 26, 1998 compared to the three months ended June 27, 1997:

Sales from continuing operations for the three months ended June 26, 1998 increased by 14% from $87,526,000 for the three months ended June 27, 1997 to $99,402,000. Sales of motor vehicle products increased by 5% from $50,851,000 to $53,298,000. Sales of industrial products increased by 26% from $36,675,000 to $46,104,000.

The higher motor vehicle products sales were the result of an increase in both the automotive products business and the seating business. The Company's automotive products sales were up 6% in the second quarter of 1998 compared to the prior year. The increase in automotive products sales was due to an increase in the Company's content per vehicle resulting from improved sales of the Company's Marabond(R) moldable insulation product, which more than offset a decrease in U.S. automobile industry production of 3.8% in the second quarter compared to last year. The strike at General Motors had only a minor negative impact on second quarter sales and operating income. The Company's seating products sales were up 14% in the second quarter of 1998 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business.

Industrial products sales in the second quarter of 1998 were up compared to last year with the Osborn International brush business showing the most significant increase due primarily to the acquisition of Brushes International in March 1998, but increases were also achieved for the JacksonLea buff and compound businesses and the components business.

Operating income from continuing operations increased in the second quarter of 1998 from $6,921,000 in the second quarter of 1997 to $7,767,000.

Operating income for the motor vehicle products segment improved from $5,047,000 in the second quarter of 1997 to $5,636,000 due primarily to higher volume in the automotive businesses, as mentioned above including improved volume and operating income from the Company's German subsidiary, Suroflex. These results more than offset reduced profitability in the seating business due to one time costs incurred in the conversion to cellular manufacturing required to enable the Company to meet an expected increase in customer volume levels in the future.

Operating income for the industrial products segment improved from $2,479,000 in the second quarter of 1997 to $2,896,000. This increase in operating income was a result of an increase in operating income at Osborn International due to the acquisition of Brushes International in March 1998.

Corporate expenses increased from $605,000 in the second quarter of 1997 to $765,000. This increase is primarily due to personnel additions and an increase in management incentive compensation.

Interest expense from continuing operations decreased from $2,077,000 in the second quarter of 1997 to $1,942,000 due to lower average domestic debt levels which is a result of cash flow from operations. The decrease in other income in the second quarter of 1998 represents a decrease in the minority interest in second quarter losses at Suroflex due to improved results.

Six months ended June 26, 1998 compared to the six months ended June 27, 1997:

Sales for the six months ended June 26, 1998 increased by 10% from $172,341,000 for the six months ended June 27, 1997 to $190,067,000. Sales of motor vehicle products increased by 6% from $100,284,000 to $106,272,000. Sales of industrial products increased by 16% from $72,057,000 to $83,795,000.

The higher motor vehicle products sales were the result of an increase in both the automotive products business and the seating business. Automotive products sales increased by 5%. This increase in sales was due to an increase in the Company's content per vehicle resulting from improved sales of the Company's Marabond(R) moldable insulation product, which more than offset the effect of a 1% decrease in U.S. automobile industry production for the first half of 1998 compared to last year. The strike at General Motors had only a minor negative impact on first half 1998 sales and operating income. The Company's seating products business was up 13% in the first half of 1998 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business.

Industrial products sales in the first half of 1998 were up compared to last year with the Osborn International brush business showing the most significant increase due primarily to the acquisition of Brushes International in March 1998, but increases were also achieved for the JacksonLea buff and compound businesses and the components business.

Operating income from continuing operations increased in the first half of 1998 from $12,638,000 in the first half of 1997 to $13,557,000.

Operating income for the motor vehicle products segment improved from $9,692,000 in the first half of 1997 to $10,362,000 due primarily to higher volume in the automotive businesses, as mentioned above including improved volume and operating income from the Company's German subsidiary, Suroflex. These results more than offset reduced profitability in the seating business due to one time costs incurred in the conversion to cellular manufacturing required to enable the Company to meet an expected increase in customer volume levels in the future.

Operating income for the industrial products segment increased from $4,294,000 in the first half of 1997 to $4,734,000. This increase in operating income was a result of an increase in operating income at Osborn International due to the acquisition of Brushes International in March 1998.

Corporate expenses increased from $1,348,000 in the first half of 1997 to $1,539,000. This increase is primarily due to personnel additions and an increase in management incentive compensation.

Interest expense from continuing operations decreased from $4,330,000 in the first half of 1997 to $3,555,000 due to lower average domestic debt levels which is a result of cash flow from operations. The increase in other income in the first half of 1998 represents an increase in royalty income which more than offset a decrease in the minority interest in first half losses at Suroflex due to improved Suroflex results.

The Company's effective income tax rate for the first quarter and first half of 1998 was 39% which is the same as the rate for the first quarter and first half of 1997.

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

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. This Statement is effective for fiscal years beginning after June 15, 1999.


LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1998, the Company satisfied the capital requirements of its operations with internally generated funds. In addition, the net proceeds from the sale of the power generation business enabled the Company to pay off its revolving loan with its banks and end the second quarter with $30 million of cash on its balance sheet. The Company expects to use this cash to finance future acquisitions or pay down additional debt. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of June 26, 1998, the Company had available unused borrowing capacity of $61,883,000 under its bank revolving loan facility. The Company is in the process of revising its bank loan agreement to reflect the requirements of its continuing operations. During the first half of

1997, the Company also satisfied the capital requirements of its operations with internally generated funds.

During the first half of 1998, working capital decreased by $29,786,000 from $70,193,000 at December 26, 1997 to $40,407,000 at June 26, 1998. This decrease was primarily the result of a reclassification of $17.1 million of convertible notes due in January 1999 to current portion of long-term debt. During the first half of 1998, the Company generated $8,544,000 in cash from continuing operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first half of 1998 and 1997, the Company made capital expenditures of $6,586,000 and $5,855,000, respectively. The major first half 1998 expenditures were in the motor vehicle products segment for equipment at Milsco to support the conversion to cellular manufacturing, at Janesville Products to support new programs and to improve efficiency, and in the industrial products segment for equipment at JacksonLea, Osborn and the components business to support new programs at those locations. The major first half 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at the components businesses, Osborn and JacksonLea to support new programs at those locations. Capital expenditures for 1998 are anticipated to approximate $15.0 million. No significant commitments are outstanding as of June 26, 1998.


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


YEAR 2000 ISSUES

The Company has investigated the extent to which its operations are subject to Year 2000 issues. The Company has assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 complications in the Company's information technology systems. The Company has developed a plan to implement such measures prior to December 1999. Management believes that the cost to the Company of the necessary modifications and upgrades to the Company's computer systems and other operating equipment will not be material. The Company has not conducted a detailed investigation of the Year 2000 readiness of its material suppliers. It is uncertain whether such suppliers will be prepared fully for Year 2000 issues. Based on inquiries it has received from many of its largest customers, management believes such customers are assessing their Year 2000 issues. There can be no assurances, however, that the Company's key customers will not have a Year 2000 issue that adversely affects the Company.

FORWARD-LOOKING STATEMENTS

This report contains certain statements as to the Company's belief, expectation or anticipation regarding future developments. Such statements constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, changes in auto maker production schedules and general economic conditions in the Company's market segments.



                                     PART II

                                OTHER INFORMATION

ITEM 1   Legal Proceedings - None

ITEM 2   Changes in Securities and Use of Proceeds - None

ITEM 3   Defaults Upon Senior Securities - None

ITEM 4   Submission of Matters to a Vote of Security Holders

         (a)    The Annual Meeting of Shareholders was held on April 22, 1998.

         (b)    Not Applicable.

         (c)    At the Annual Meeting the shareholders:

                (i) Voted to elect six directors to serve until the 1999 Annual Meeting of Shareholders. Each nominee was elected by a vote of the shareholders as follows:


                      DIRECTOR                FOR         WITHHELD
                      --------                ---         --------
                     Vincent L. Martin    17,797,718      104,275
                     Mark Train           17,798,088      103,905
                     Frank Jones          17,796,662      105,331
                     Wayne Oldenburg      17,771,726      130,267
                     Wayne Fethke         17,800,221      101,772
                     David Drury          17,797,800      104,193

                (ii) Voted to ratify the appointment of
                     PricewaterhouseCoopers LLP as independent
                     auditors of the Corporation for the 1998 fiscal year as follows:
                     FOR:                 17,863,801
                     AGAINST:                 14,302
                     ABSTAINED:               23,890

         (d)    Not Applicable.

ITEM 5   Other information:
                  On April 22, 1998, the Board of Directors appointed Timothy Hitesman Vice President of the Company.

ITEM 6   (a)      Financial Data Schedule

         (b)      Reports on Form 8-K:
                     A report on Form 8-K was filed on June 19, 1998 relating to the disposition of the Power Generation business segment including historical financial statements for the disposed company, along with pro forma statements giving effect to the disposition.



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