Form 10-Q
period 1998-09-25
JASON INC
filed 1998-11-06
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998   or

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

                               Yes  __X__                 No  _____


On September 25, 1998 there were outstanding 20,353,133 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                    FORM 10-Q

                               SEPTEMBER 25, 1998

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                        PAGE NO.
                                                                      --------
Statements of Income for the Three Months
     Ended September 25, 1998 and September 26, 1997.............         3

Statements of Income for the Nine Months
     Ended September 25, 1998 and September 26, 1997.............         4

Balance Sheets as at September 25, 1998 and
     December 26, 1997 ..........................................         5

Statements of Cash Flows for the Nine Months
     Ended September 25, 1998 and September 26, 1997 ............         6

Notes to Financial Statements ...................................      7 - 10

Management's Discussion and Analysis of
     Results of Operations and Financial Condition ..............     10 - 14


PART II.  OTHER INFORMATION

Item 1        Legal Proceedings .................................        15

Item 2        Changes in Securities and Use of Proceeds .........        15

Item 3        Defaults Upon Senior Securities ...................        15

Item 4        Submission of Matters to a Vote of
                  Security Holders ..............................        15

Item 5        Other Information .................................        15

Item 6        (a)  Exhibits .....................................        15

              (b)  Reports on Form 8-K ..........................        15

Signatures ......................................................        15

                               JASON INCORPORATED
                              STATEMENTS OF INCOME

               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
               -------------------------------------------------



                                                                                 FOR THE THREE MONTHS ENDED
                                                                   ----------------------------------------------------

                                                                     SEPTEMBER 25,                        SEPTEMBER 26,
                                                                          1998                                 1997
                                                                   ---------------                      ---------------

                                                                                          (Unaudited)

NET SALES                                                          $        98,141                      $        80,070

COST OF SALES                                                               76,890                               63,160
                                                                   ---------------                      ---------------

  Gross Profit                                                              21,251                               16,910

SELLING AND ADMINISTRATIVE EXPENSES                                         15,744                               11,978
                                                                   ---------------                      ---------------

  Operating Income                                                           5,507                                4,932

INTEREST EXPENSE                                                             1,544                                1,873

OTHER (INCOME) EXPENSE                                                         (94)                                (364)
                                                                   ---------------                      ---------------

  Income Before Income Taxes                                                 4,057                                3,423

PROVISION FOR INCOME TAXES                                                   1,582                                1,335
                                                                   ---------------                      ---------------

  Income From Continuing Operations                                          2,475                                2,088

  Income (Loss) From Discontinued Operations
  - Net Of Applicable Income Taxes                                              --                                  158

                                                                   ---------------                      ---------------
NET INCOME                                                        $          2,475                      $         2,246
                                                                   ===============                      ===============


EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                  $          0.12                      $          0.10

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                      --                                 0.01

                                                                   ---------------                      ---------------
NET INCOME                                                         $          0.12                      $          0.11
                                                                   ===============                      ===============


EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                  $          0.12                      $          0.10

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                      --                                 0.01

                                                                   ---------------                      ---------------
NET INCOME                                                         $          0.12                      $          0.11
                                                                   ===============                      ===============

                               JASON INCORPORATED
                              STATEMENTS OF INCOME

               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
               -------------------------------------------------



                                                                                    FOR THE NINE MONTHS ENDED
                                                                      -------------------------------------------------
                                                                      SEPTEMBER 25,                       SEPTEMBER 26,
                                                                         1998                                 1997
                                                                      -------------                       -------------
                                                                                           (Unaudited)

NET SALES                                                            $      288,208                      $      252,411

COST OF SALES                                                               224,523                             197,404
                                                                     --------------                      --------------

  Gross Profit                                                               63,685                              55,007

SELLING AND ADMINISTRATIVE EXPENSES                                          44,621                              37,437
                                                                     --------------                      --------------

  Operating Income                                                           19,064                              17,570

INTEREST EXPENSE                                                              5,099                               6,203

OTHER (INCOME) EXPENSE                                                       (1,019)                             (1,121)
                                                                     --------------                      --------------

  Income Before Income Taxes                                                 14,984                              12,488

PROVISION FOR INCOME TAXES                                                    5,845                               4,870
                                                                     --------------                      --------------

  Income From Continuing Operations                                           9,139                               7,618

  Income (Loss) From Discontinued Operations
  - Net Of Applicable Income Taxes                                            1,278                                 114

                                                                     --------------                      --------------
NET INCOME                                                           $       10,417                      $        7,732
                                                                     ==============                      ==============


EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                    $         0.45                      $         0.37

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     0.06                                0.01

                                                                     --------------                      --------------
NET INCOME                                                           $         0.51                      $         0.38
                                                                     ==============                      ==============


EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                    $         0.44                      $         0.37

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     0.05                                0.01


                                                                     --------------                      --------------
NET INCOME
                                                                     $         0.49                      $         0.38
                                                                     ==============                      ==============

                               JASON INCORPORATED
                                 BALANCE SHEETS

                             (Dollars in Thousands)
                             ----------------------



                                                                       SEPTEMBER 25,                DECEMBER 26,
                                                                           1998                         1997
                                                                      ---------------               ------------
                                                                        (Unaudited)
                                                                        -----------
ASSETS
------

Current Assets

  Cash And Cash Equivalents                                               $ 28,956                    $  3,835
  Accounts Receivable - Net                                                 52,800                      40,347
  Inventories                                                               45,717                      35,543
  Deferred Income Taxes                                                      9,142                       9,142
  Other Current Assets                                                       5,998                       4,149
  Net Assets of Discontinued Operations                                       --                        30,685
                                                                          --------                    --------
    Total Current Assets                                                   142,613                     123,701
                                                                          --------                    --------

Property, Plant and Equipment
  Cost                                                                     168,512                     145,210
  Less - Accumulated Depreciation                                          (78,295)                    (69,419)
                                                                          --------                    --------
    Net Property, Plant and Equipment                                       90,217                      75,791
                                                                          --------                    --------

Intangible Assets - Net                                                     71,618                      64,445
Other Assets                                                                 1,228                       1,487
                                                                          --------                    --------
                                                                          $305,676                    $265,424
                                                                          ========                    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Current Portion of Long-Term Debt                                       $ 31,343                    $  7,764
  Accounts Payable                                                          25,798                      22,679
  Accrued Compensation & Employee Benefits                                  16,229                      12,209
  Accrued Warranty                                                             174                         150
  Accrued Interest                                                           1,794                       1,183
  Accrued Income Taxes                                                       1,347                         101
  Other Current Liabilities                                                 16,755                       9,422
                                                                          --------                    --------

    Total Current Liabilities                                               93,440                      53,508

Revolving Loan                                                                --                         2,320
Other Long-Term Debt                                                        68,500                      83,311
Deferred Income Taxes                                                       15,873                       8,804
Other Long-Term Liabilities                                                  2,658                       3,927
Postemployment & Postretirement Health
 And Other Benefits                                                          6,455                       6,290
                                                                          --------                    --------
    Total Liabilities                                                      186,926                     158,160
                                                                          --------                    --------

Commitments and Contingencies                                                 --                          --

SHAREHOLDERS' EQUITY
--------------------

Common Stock & Additional
  Contributed Capital                                                       35,544                      35,014
Retained Earnings                                                           83,267                      72,850
Accumulated Other Comprehensive Income (Loss)                                  (61)                       (600)
                                                                          --------                    --------

    Total Shareholders' Equity                                             118,750                     107,264
                                                                          --------                    --------
                                                                          $305,676                    $265,424
                                                                          ========                    ========


                               JASON INCORPORATED
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)




                                                                                             For The Nine Months Ended
                                                                            -------------------------------------------------------
                                                                              September 25,                          September 26,
                                                                                  1998                                   1997
                                                                            ----------------                         --------------
                                                                                                (UNAUDITED)
                                                                                                -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Income From Continuing Operations                                            $  9,139                               $  7,618
  Adjustments To Reconcile Income From Continuing Operations To Net Cash
   Provided By Operating Activities Of Continuing Operations:
      Depreciation                                                               10,364                                  9,340
      Amortization                                                                2,421                                  2,428
      Deferred Income Taxes                                                      (3,815)                                  (527)
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                                        (3,875)                                (5,083)
      Inventories                                                                (3,561)                                (1,292)
      Other Current Assets                                                       (1,742)                                   906
      Other Assets                                                                 (959)                                (1,485)
      Accounts Payable                                                           (1,069)                                   506
      Accrued Compensation & Employee Benefits                                    1,267                                  1,653
      Accrued Warranty                                                               24                                   --
      Accrued Interest                                                              611                                    496
      Accrued Income Taxes                                                          246                                     40
      Other Liabilities                                                           3,210                                    465
                                                                               --------                               --------
        Total Adjustments                                                         3,122                                  7,447
                                                                               --------                               --------

Net Cash Provided By Operating Activities Of Continuing Operations               12,261                                 15,065

Net Cash Provided By Operating Activities Of Discontinued Operations             12,239                                 20,930
                                                                               --------                               --------

Net Cash Provided By Operations                                                  24,500                                 35,995
                                                                               --------                               --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Net Assets                                                 (16,513)                                  --
      Net Proceeds From Sale Of Discontinued Operations                          31,799                                   --
      Acquisition Of Property, Plant And Equipment                              (12,799)                                (8,416)
      Disposal Of Property, Plant And Equipment - Net                             1,476                                  3,654
      Other, Net                                                                     89                                     17
                                                                               --------                               --------
Net Cash (Used) Provided For Investing Activities                                 4,052                                 (4,745)
                                                                               --------                               --------

Net Cash (Used) Provided Before Financing Activities                             28,552                                 31,250
                                                                               --------                               --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                               59,762                                 56,610
      Repayments Of Revolving Loan                                              (62,082)                               (88,800)
      Proceeds From (Repayments Of) Other Long-Term Debt                         (1,641)                                   625
      Issuance Of Common Stock - Net                                                530                                    270
                                                                               --------                               --------
Net Cash Provided By (Used For) Financing Activities                             (3,431)                               (31,295)
                                                                               --------                               --------

Net Increase (Decrease) In Cash And Cash Equivalents                             25,121                                    (45)
      Cash And Cash Equivalents, Beginning of Period                              3,835                                  1,068
                                                                               --------                               --------

      Cash And Cash Equivalents, End of Period                                 $ 28,956                               $  1,023
                                                                               ========                               ========

      Cash Paid For:

      Interest                                                                    4,962                                  6,902
      Income Taxes                                                                8,727                                  3,297

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

The financial statements at September 25, 1998 and September 26, 1997 and for the three and nine month periods then ended are unaudited. However, in the opinion of management, these statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods. The results for the three and nine month periods ended September 25, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.


NOTE 2 - ACQUISITIONS / DIVESTITURES

On June 6, 1998 the Company completed the sale of its power generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying financial statements have been reclassified to reflect the power generation business as a discontinued operation. Net cash proceeds from the sale approximated $31 million; there was no gain or loss on the sale. Sales and operating profit of the power generation business for the period ended June 6, 1998 were $61 million and $2.6 million, respectively. Sales and operating profit of the power generation business for the nine months ended September 26, 1997 were $107.2 million and $1.4 million, respectively.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):


                                      SEPTEMBER 25,             DECEMBER 26,
                                           1998                      1997
                                      -------------             ------------
                                       (Unaudited)
Raw materials                            $21,439                   $16,441
Work in process                            6,140                     5,544
Finished goods                            18,138                    13,558
                                         -------                   -------
                                         $45,717                   $35,543
                                         =======                   =======


NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income (numerator) and shares (denominator) used in the computations of basic and diluted earnings per common share from continuing operations, respectively, is as follows:


                                                                   FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 25, 1998
                                                       -------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------          ---------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $2,475,000          20,328,214             $.12
                                                                                              ----------
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 327,699
   Convertible notes                                     184,220           1,516,182
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $2,659,220          22,172,095             $.12
                                                      ----------          ----------          ----------


                                                                   FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 26, 1997
                                                       -------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------          ---------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $2,088,000          20,204,418             $.10
                                                                                              ----------
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 351,905
   Convertible notes                                      --                  --
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $2,088,000          20,556,323             $.10
                                                      ----------          ----------          ----------

                                                                     FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 25, 1998
                                                       -------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------          ---------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $9,139,000          20,275,168             $.45
                                                                                              ----------
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 470,171
   Convertible notes                                     552,660           1,516,182
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $9,691,660          22,261,521             $.44
                                                      ----------          ----------          ----------


                                                                       FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 26, 1997
                                                       -------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------          ---------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $7,618,000          20,174,521             $.37
                                                                                              ----------
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 351,815
   Convertible notes                                     184,220             505,394
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $7,802,220          21,031,730             $.37
                                                      ----------          ----------          ----------

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

Total Comprehensive Income totaled $3,036,000 and $2,210,000 for the three months ended September 25, 1998 and September 26, 1997, respectively. Total Comprehensive Income for the three months ended September 25, 1998 is comprised of net income of $2,475,000 and Other Comprehensive Income (Loss) of $561,000. Total Comprehensive Income for the three months ended September 26, 1997 is comprised of net income of $2,246,000 and Other Comprehensive Income (Loss) of $(36,000). Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.

Total Comprehensive Income totaled $10,956,000 and $7,184,000 for the nine months ended September 25, 1998 and September 26, 1997, respectively. Total Comprehensive Income for the nine months ended September 25, 1998 is comprised of net income of $10,417,000 and Other Comprehensive Income (Loss) of $539,000. Total Comprehensive Income for the nine months ended September 26, 1997 is comprised of net income of $7,732,000 and Other Comprehensive Income (Loss) of $(548,000). Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.


                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


On June 6, 1998, the Company completed the sale of its power generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying financial statements have been reclassified to reflect the power generation business as a discontinued operation. Net cash proceeds from the sale approximated $31 million; there was no gain or loss on the sale. Sales and operating profit of the power generation business for the period ended June 6, 1998 were $61 million and $2.6 million, respectively. Sales and operating profit of the power generation business for the nine months ended September 26, 1997 were $107.2 million and $1.4 million, respectively.


RESULTS OF OPERATIONS

Three months ended September 25, 1998 compared to the three months ended September 26, 1997:

Sales from continuing operations for the three months ended September 25, 1998 increased by 23% from $80,070,000 for the three months ended September 26, 1997 to $98,141,000. Sales of motor vehicle products increased by 10% from $45,697,000 to $50,166,000. Sales of industrial products increased by 40% from $34,373,000 to $47,975,000.

The higher motor vehicle products sales were the result of an increase in both the automotive products business and the seating business. The Company's automotive products sales were up 5% in the third quarter of 1998 compared to the prior year. The increase in automotive products sales was due to an increase in the Company's content per vehicle resulting from improved sales of the Company's Marabond(R) moldable insulation product, plus increased sales of door insert products which more than offset a decrease in North American automobile industry production of 2.4% in the third quarter compared to last year. The strike at General Motors had only a minor negative impact on third quarter sales and operating income. The Company's seating products sales were up 13% in the third quarter of 1998 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business.

Industrial products sales in the third quarter of 1998 were up due to an increase in sales of finishing products of 71% offset by a decrease in component sales of 4%. The Osborn International brush business showed the most significant increase due primarily to the acquisition of Brushes International in March 1998, but increases were also achieved for the JacksonLea buff and compound businesses. Sales for the components business were down due to lower expanded metal and stamping volume.

Operating income increased in the third quarter of 1998 from $4,932,000 from continuing operations in the third quarter of 1997 to $5,507,000.

Operating income for the motor vehicle products segment improved slightly from $3,403,000 in the third quarter of 1997 to $3,429,000 due primarily to higher volume and margins in the automotive businesses, as mentioned above, including improved volume and operating income from the Company's German subsidiary, Suroflex. These results more than offset reduced profitability in the seating business due to one time costs incurred in the conversion to cellular manufacturing. Management believes this conversion was necessary to enable the Company to meet an expected increase in customer volume levels in the future.

Operating income for the industrial products segment improved from $2,131,000 in the third quarter of 1997 to $2,791,000. This increase in operating income was a result of an increase in operating income at Osborn International due to the acquisition of Brushes International in March 1998, partially offset by lower operating earnings for the components operations.

Corporate expenses increased from $602,000 in the third quarter of 1997 to $713,000. This increase is primarily due to personnel additions and an increase in management incentive compensation.

Interest expense from continuing operations decreased from $1,873,000 in the third quarter of 1997 to $1,544,000 due to lower average domestic debt levels which is a result of cash flow from operations. The decrease in other income in the third quarter of 1998 represents a decrease in the minority interest in third quarter 1997 losses at Suroflex due to improved results.

Nine months ended September 25, 1998 compared to the nine months ended September 26, 1997:

Sales from continuing operations for the nine months ended September 25, 1998 increased by 14% from $252,411,000 for the nine months ended September 26, 1997 to $288,208,000. Sales of motor vehicle products increased by 7% from $145,979,000 to $156,438,000. Sales of industrial products increased by 24% from $106,432,000 to $131,770,000.

The higher motor vehicle products sales were the result of an increase in both the automotive products business and the seating business. Automotive products sales increased by 5%. This increase in sales was due to an increase in the Company's content per vehicle resulting from improved sales of the Company's Marabond(R) moldable insulation product, plus increased sales of door insert products which more than offset the effect of a 1.4% decrease in North American automobile industry production for the first nine months of 1998 compared to last year. The strike at General Motors had only a minor negative impact on 1998 sales and operating income. The Company's seating products business was up 13% in the first nine months of 1998 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business.

Industrial products sales in the first nine months of 1998 were up due to an increase in sales of finishing products of 40% and an increase in component sales of 2%. The Osborn International brush business showed the most significant increase due primarily to the acquisition of Brushes International in March 1998, but increases were also achieved for the JacksonLea buff and compound businesses. Sales for the components business were up due to higher sales of assembled products and wire forms.

Operating income from continuing operations increased in the first nine months of 1998 from $17,570,000 in the first nine months of 1997 to $19,064,000.

Operating income for the motor vehicle products segment improved from $13,096,000 in the first nine months of 1997 to $13,845,000 due primarily to higher volume and margins in the automotive businesses, as mentioned above, including improved volume and operating income from the Company's German subsidiary, Suroflex. These results more than offset reduced profitability in the seating business due to one time costs incurred in the conversion to cellular manufacturing. Management believes this conversion was necessary to enable the Company to meet an expected increase in customer volume levels in the future.

Operating income for the industrial products segment increased from $6,424,000 in the first nine months of 1997 to $7,591,000. This increase in operating income was a result of an increase in operating income at Osborn International due to the acquisition of Brushes International in March 1998 partially offset by lower operating earnings for the components operations.

Corporate expenses increased from $1,950,000 in the first nine months of 1997 to $2,372,000. This increase is primarily due to personnel additions and an increase in management incentive compensation.

Interest expense from continuing operations decreased from $6,203,000 in the first nine months of 1997 to $5,099,000 due to lower average domestic debt levels which is a result of cash flow from operations. The decrease in other income in the first nine months of 1998 represents an increase in royalty income, more than offset by a decrease in the minority interest in first nine month 1997 losses at Suroflex due to improved results.

The Company's effective income tax rate for the third quarter and first nine months of 1998 was 39% which is the same as the rate for the third quarter and first nine months of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company satisfied the capital requirements of its operations with internally generated funds. In addition, the net proceeds from the sale of the power generation business enabled the Company to pay off its revolving loan with its banks and end the third quarter with $29 million of cash on its balance sheet. The Company expects to use this cash to finance future acquisitions or pay down additional debt. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. As of September 25, 1998, the Company had available unused borrowing capacity of $36,773,000 under its bank revolving loan facility. The Company is in the process of revising its bank loan agreement to reflect the requirements of its continuing operations. During the first half of 1997, the Company also satisfied the capital requirements of its operations with internally generated funds.

During the first nine months of 1998, working capital decreased by $21,020,000 from $70,193,000 at December 26, 1997 to $49,173,000 at September 25, 1998. This
decrease was primarily the result of a reclassification of $17.1 million of convertible notes due in January 1999 to current portion of long-term debt. During the first nine months of 1998, the Company generated $12,261,000 in cash from continuing operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

During the first nine months of 1998 and 1997, the Company made capital expenditures of $12,799,000 and $8,416,000, respectively. The major 1998 expenditures were in the motor vehicle products segment for equipment at Milsco to support the conversion to cellular manufacturing, at Janesville Products to support new programs and to improve efficiency, and in the industrial products segment for equipment at JacksonLea, Osborn and the components business to support new programs at those locations. The major 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at the components businesses, Osborn and JacksonLea to support new programs at those locations. Capital expenditures for 1998 are anticipated to approximate $18.0 million. No significant commitments are outstanding as of September 25, 1998.


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


YEAR 2000 ISSUES

The Company's State of Readiness - The Company's main financial and manufacturing hardware and software systems have been tested and are either now year 2000 compliant or are expected to be by December 31, 1998. This was accomplished primarily through systems upgrades and maintenance performed over the last few years to enhance functionality of the systems, not solely to achieve year 2000 compliance. The only systems that remain to be upgraded for year 2000 are certain ancillary, mostly PC based, interface systems used for shop floor control and report writing functions. Year 2000 compliance for these systems is ongoing and is expected to be completed by early to mid 1999. Major customers and suppliers have been surveyed and to date the Company has not been made aware of significant year 2000 issues that would materially affect its business.

Costs to Address the Company's Year 2000 Issues - The majority of the Company's year 2000 issues were corrected either through systems upgrades required for other business purposes or normal maintenance contracts. Therefore, these improvements have not resulted in costs significantly incremental to non-year 2000 planned information systems activities. The estimated costs to correct the remaining ancillary systems still not compliant is not expected to exceed $350,000.

Risks to the Company for Year 2000 Issues - With regard to systems under the Company's control, management does not believe that the Company has significant exposure to the year 2000 issue since, if necessary, systems are capable of accepting manually entered data. The believed worst case scenario is that the Company would have to revert back to certain manual systems for a small portion of its systems, for example, shop floor labor collection and certain internal reporting functions. Our customers and vendors are at various stages of compliance, but management is not aware of significant year 2000 issues that would materially affect the Company's business with them. The Company will continue to monitor year 2000 compliance with its customers and vendors throughout 1999, but will be unable to achieve the same degree of certainty that is achieved with internal systems.

The Company's Contingency Plans - By the middle of 1999, the Company expects to be fully year 2000 compliant. To the extent that it has minor internal systems that are not year 2000 compliant by mid-year, the Company will have time to implement manual systems by year end 1999 which management believes will significantly reduce the financial risk to the Company.

MARKET RISK

Jason does not utilize financial instruments for hedging purposes and holds no derivative financial instruments which could expose the Company to significant market risk. Jason's exposure to market risk for changes in interest rates relates primarily to the its revolving loan with the banks which at September 25, 1998 had no amount borrowed.

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