Form 10-K
period 1998-12-25
JASON INC
filed 1999-03-17
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
     [X] Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
(Fee required)
     FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998 or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
(No fee required) For the transition period from             to

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 1999: $95,441,360

Number of shares of Common Stock outstanding as of March 1, 1999: 20,359,582



DOCUMENTS INCORPORATED BY REFERENCE                                         PART
-----------------------------------                                         ----

Portions of the Proxy Statement dated March 12, 1999, for the               III
Annual Meeting of Shareholders to be held on April 21, 1999

                                     PART I
ITEM I.    BUSINESS

     The Company was incorporated in November 1985 and operates in two primary business segments: motor vehicle products and industrial products. Motor vehicle products include the manufacture and marketing of nonwoven needled fiber insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compounds used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

     On June 5, 1998, the Company completed the sale of its power generation businesses to a management led group backed by Saw Mill Capital L.L.C. Net cash proceeds from the sale approximated $30.1 million; there was no gain or loss on the sale.

     Information relating to the Company's two business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Note 13 - Segment Information" which are included in Items 7 and 8 of Part II of this report.

PRODUCTS

     MOTOR VEHICLE PRODUCTS. The Company's Janesville Products business has been in continuous operation since 1881. Janesville Products manufactures nonwoven fiber insulation for the automotive industry. Because of their low cost and acoustical insulating characteristics, Janesville's products are used as an underlay for carpeting or as insulation behind various interior trim parts of automobiles, light trucks and vans. In addition to its traditional product, the Company also manufactures special moldable padding products which can be used for contoured shapes for both interior and trunk applications. The Company's Sackner Products division has been in continuous operation since 1916 and has historically been the dominant supplier of dielectric padding for automotive applications. The use of dielectric padding behind a door or seat fabric permits a seam or design to be embossed or molded into the fabric. Currently, the principal products of the Sackner business are the production of door panel insert subassemblies, acoustical insulation products for automotive applications and acoustical and other products for the furniture industry.

     In October 1996, the Company acquired a 51% interest in Suroflex GmbH, a German manufacturer of acoustical insulation products for the automotive industry. The remaining 49% interest was purchased in October, 1998. This acquisition allows Jason and Suroflex to serve their U.S. and European customers on a worldwide basis.

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

     The Company's Milsco Manufacturing unit was established in Milwaukee in 1924 and had been family owned until acquired by the Company in January 1995. Milsco is an international company specializing in the design and manufacture of complete seating products for motorcycles, construction equipment, agricultural equipment and lawn/turf care equipment. The company was originally established as a harness maker and over the years became one of the nation's leading seating innovators. Early in its history, Milsco gained notice as the first company to put padded seating on tractors and farm implements. Today, it is known for its breakthrough developments in many areas and for its consistently high quality products.

     During 1996, 1997 and 1998 sales of motor vehicle products accounted for approximately 54%, 59% and 54%, respectively, of the Company's total sales.

     INDUSTRIAL PRODUCTS. The Company's industrial brush business, Osborn International, began in the 1800's in the U.S. and the U.K. The Company supplies industrial power brushes and maintenance brushes to a variety of industries. Power brushes are used as attachments to power tools or machines. Maintenance brushes are used manually. The Company manufactures and supplies thousands of different brushes which range from tiny micro abrasive brushes to wide-face brushes for mill applications which are up to 16 inches in diameter and 18 feet in length. These wide-face or mill brushes are used primarily in steel and aluminum mills. The Company also manufactures strip brushes which are used for a variety of applications including weather seal applications and artificial ski slopes. Power brushes can be used for applications ranging from small industrial deburring required by the electronics industry to the removal of slag from steel mill rolling equipment. While power brushes are generally used on metal surfaces, they can also be used on other materials such as plastic. Maintenance brushes are used in a wide variety of industrial applications. The Company sells brushes primarily under the Osborn (R), ORBIT (R), OSBORN PRO, ECO, DIXO and DENDIX SKI trademarks. The Company considers these trademarks to be valuable in distinguishing its products from those of its competitors.

     On March 13, 1998, the Company completed the acquisition of Power Brushes Ltd. Brushes International Ltd., a wholly-owned subsidiary of Power Brushes Ltd., was one of the largest producers of industrial power brushes in Europe. This business has been combined with Osborn Manufacturing, to form Osborn International, the largest producer of industrial power brushes in the world.

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

     The characteristics of a buffing wheel and its associated buffing compound must be carefully matched to a particular customer's needs. For example, buffing wheels can be made in different sizes and use different types and combinations of cloth which can be treated with different chemicals to harden the buff to the desired degree, improve its life and increase its ability to hold buffing compound. In conjunction with its design of a buff for a particular purpose, the Company formulates a buffing compound for use with that buff. Therefore, the Company's ability to supply a buff and buffing compound appropriate for use by its customer is an important element of its success. The Company sells its buffing compounds both in flow bins (which allow for continuous operation of an automatic buffing machine), drums and in bar form for use by its smaller customers who do not have automatic buffing equipment. JacksonLea sells its buff products primarily under the "JACKSON (R)", "LEA (R)", "BUCKEYE (R)", "HANSON & WELLS (R)" and "JACKSONLEA (R)" trademarks which it considers to be valuable in distinguishing its buff and compound products from competitive products.

     The Company also markets a line of plating chemicals, specialty brushes, a limited line of coated abrasives, abrasive cutoff wheels and industrial aerosols manufactured for it by third parties, and manufactures and markets a line of idler rollers, its Load Runners (R) product line, for use by manufacturers of material handling and other equipment. Load Runners (R) are low friction heavy-duty metal rollers designed to carry radial and thrust loads in all kinds of industrial conditions.

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

     Jason Precision Components of Shenzhen, China, is one of the leading manufacturers of VHS cassette reel leaf springs for customers on a worldwide basis.

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

     During 1996, 1997 and 1998 sales of industrial products accounted for approximately 46%, 41% and 46%, respectively, of the Company's total sales.

MARKETS AND MARKETING

     MOTOR VEHICLE PRODUCTS. The Company believes that it is the leading manufacturer of nonwoven fiber insulation for automotive use. The Company markets its insulation through independent sales representatives and in-house salespersons. While the Company's actual customers are primarily automotive carpeting suppliers and trim fabricators, the type of insulation used by a supplier is generally specified by the automotive manufacturer. Therefore, the Company's sales representatives and in-house sales and engineering staffs spend considerable time working directly with the automobile companies during the design phase for a new automobile to design a type of insulation which the Company can provide. After the type of insulation is specified, it is rarely changed once an automobile goes into production. The Company is primarily a Tier-2 supplier and is a leading supplier to the major carpeting suppliers and interior trim fabricators for the automobile industry. The Company's insulation products are used by Ford, General Motors and Daimler Chrysler and by Honda, Nissan, Toyota, Mitsubishi, Mazda, Isuzu and BMW, at their U.S. assembly facilities and by BMW, Mercedes, Opel and Audi at their European assembly facilities.

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

     The Company also sells a number of related products outside the automotive industry for furniture, industrial and appliance applications. Additionally, it has been the sole supplier of original equipment seats to Harley-Davidson for over sixty years; Harley is Jason's largest customer. In addition to seats for Harley's motorcycles, the Company also manufactures saddle bags and other accessories, plus a wide variety of seats and other products sold to Harley-Davidson for the after market.

     The Company's major customers in addition to Harley include John Deere, Case, Caterpillar, Toro and Jacobsen. The Company designs and manufactures seats for these customers that are used on tractor backhoes, forklift trucks, lawn tractors, front end loaders, agricultural tractors and a variety of other units.

     In 1998 approximately 53% of the Company's motor vehicle products sales were made to five customers.

     INDUSTRIAL PRODUCTS. The Company believes that it is the leading supplier of industrial power brushes in the world. It markets power and maintenance brushes in North America through a network of industrial distributors as well as through catalogues. It markets its power and maintenance brushes internationally through Company-owned sales and distribution outlets in France and Portugal as well as industrial and retail distributors in various countries and also directly to end users. The Company maintains a force of technically trained field representatives who both train the Company's distributors in the proper use of its brushes and assist the end users of the Company's brushes in meeting their product finishing needs.

     The Company believes that it is the leading supplier of industrial buffs and buffing compound in the United States. The Company markets its buffing compounds nationally. Manufacturers of plumbing fixtures, door hardware, cookware, silver-ware, motorcycle and automotive components are the primary customers for the Company's buffing products. The Company's Taiwanese and Chinese joint ventures continue to produce products mostly for their local markets.

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

     The Company sells its Load Runners (R) through independent distributors which maintain approximately 1,000 outlets in the United States and Canada. It sells its aerosol products and cutoff wheels through its network of brush distributors, its plating chemicals through two direct salespeople plus distributors and its coated abrasives through its buff distribution channels.

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

     The growth in the Company's precision components made-to-order (job shop) products such as stampings and wire forms has come from major customers' corporate restructuring activities. Automotive, computer and electric/electronic equipment and power equipment manufacturers continue to move away from vertical integration to reduce their fixed costs. Another major driver to growth in this business has been the localization effort by United States operations of foreign corporations (particularly Japanese automobile producers) attempting to increase U.S. content of their products.

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

     The customer base for the industrial products segment is very diverse, however, one customer accounts for 6% of total segment sales.

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

     The Company competes with other suppliers of nonwoven fiber insulation and padding primarily on the basis of the price of its product, quality, and its ability to engineer solutions for automotive designers. The Company believes that none of its competitors has a higher quality rating with any of its primary automotive carpet customers or the domestic automotive OEMs. Product development expenditures over the past several years have resulted in new product introductions. Continued major investment in product development is expected in 1999. The Company also believes that its multiple plant locations and their proximity to its customers' facilities allow it to reduce shipping costs and supply its customers on a "just in time" basis more effectively than its competitors.

     The Company has not experienced significant foreign competition in its trim product market and does not expect increased import competition in the U.S. market because shipping costs place foreign competitors at a price disadvantage. The Company's German subsidiary, Suroflex GmbH, serves the European automotive market (See "Products" and "Recent Acquisitions").

     As mentioned above, the Company, through its Milsco division, has been the sole supplier of original equipment seats to Harley-Davidson for over sixty years. Milsco also manufactures saddle bags and other accessories, plus a wide variety of seats and other products sold to Harley-Davidson for the after market. Milsco has maintained this competitive position by providing style and design capabilities, competitive prices and on-time delivery.

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

     INDUSTRIAL PRODUCTS. The Company believes that it is the leading supplier of industrial power brushes in the world. The Company competes with many manufacturers of maintenance brushes.

     The Company competes with other brush manufacturers primarily on the basis of quality, service and price. The Company believes that its comprehensive network of distributors, supported by its technically trained field representatives, provides it with a significant competitive advantage for all of its product lines. Its field representatives enable the Company to provide the end users of its brushes continuing support and assistance in meeting their product finishing needs. The Osborn trademark is recognized worldwide.

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

     Competition in the VHS reel leaf spring product line is global in nature. The Company manufacturers this product primarily in China through manufacturing relationships. The Company has a comprehensive global patent portfolio covering reel leaf springs. Since both customers and competitors are concentrating in China and other Pacific Rim areas, the enforcement of these proprietary rights is an ongoing challenge, but the Company has been successful in defending these proprietary rights. The U.S. market is the largest for pre-recorded and high grade video tapes in the world. The protection of copyrighted materials such as movies is a major issue in the United States. The Company has been successful in protecting its proprietary rights position by maintaining close relationships with the final user of the foreign produced video cassette, i.e., U.S. duplicators or video tape marketers.

SOURCES OF SUPPLY

     Generally, the Company has multiple sources of supply for the important materials it uses, both foreign and domestic.

RECENT ACQUISITIONS

     On February 9, 1999, the Company completed the acquisition of Sealeze Corporation for approximately $18.6 million. Sealeze is a major producer of strip brushes for industrial and consumer applications and will be integrated into the Company's industrial products segment.

     On February 3, 1999, the Company completed the acquisition of the acoustical insulation manufacturing and molding operations of Lear Corporation based on Colne, England for approximately $2 million. This acquisition further expands Jason's European automotive capabilities.

     In October 1998, the Company acquired the remaining minority interest in Suroflex GmbH, a German manufacturer of acoustical insulation products for the automotive industry for approximately $2.5 million. In October 1996, the Company made its initial majority investment in Suroflex. This acquisition allows Jason and Suroflex to serve their U.S. and European customers on a worldwide basis.

     On March 13, 1998, the Company completed the acquisition of Power Brushes Ltd. for approximately $16.9 million, including cash and acquisition costs, plus the assumption of approximately $10.3 million of debt of Power Brushes Ltd. Brushes International Ltd., a wholly-owned subsidiary of Power Brushes Ltd., is one of the largest producers of industrial power brushes in Europe. This business has been combined with the Company's industrial brush business, Osborn Manufacturing, to form Osborn International, the largest producer of industrial power brushes in the world.

     Additional information relating to the Power Brushes Ltd. and Suroflex GmbH acquisitions are contained in "Note 2 - Acquisitions" which is incorporated into
Item 8 of Part II of the report.

EMPLOYEES

     The Company has approximately 2,400 hourly and 850 salaried employees. The Company's work forces at its Conover, Santa Fe Springs, Burns Flat, Old Fort, Statesville, Verona, Cincinnati, Addison, Libertyville and Wheeling locations are nonunion. Its work forces at its three Norwalk plants and two Grand Rapids plants are represented by the Amalgamated Clothing and Textile Workers of America. Its work forces at its Milsco Milwaukee and Redgranite plants are represented by the United Paperworkers International. Its work forces at its Cleveland and Koller Milwaukee plants are represented by the United Auto Workers. Its work force at its Waterbury and Janesville locations are represented by the Teamsters. The Company believes its relationship with its employees to be good which has had a positive impact on its productivity.

ENVIRONMENTAL REGULATION

     Like all United States manufacturers, the Company is subject to environmental regulation with respect to its operations. The Company believes that it is operating in substantial compliance with environmental requirements.

BACKLOG

     As of December 25, 1998 and December 26, 1997, the Company's backlogs were approximately $51 million and $49 million, respectively. The Company expects to fill substantially all of its December 25, 1998 backlog by the end of 1999.

SEASONALITY

     U.S. auto makers traditionally shut down for the annual model changeover in the third quarter. In addition, adjustments to production schedules are made throughout the year based on retail auto sales and the level of dealer inventories. These seasonal patterns affect the Company's motor vehicle products segment operations most significantly but also have somewhat of an impact on the Industrial Products segment due to the effect on automotive suppliers which use the Company's industrial products.

ITEM 2.    PROPERTIES

     The following table sets forth information with respect to the Company's principal facilities. These facilities have approximately 3 million square feet of floor space and, unless otherwise indicated, the Company owns these facilities. The Company believes that its current facilities are suitable and adequate to meet its current and anticipated future needs. Substantially all of the Company's facilities are operating at normal levels based on capacity.

CORPORATE HEADQUARTERS:
     Milwaukee, Wisconsin  (1)

MOTOR VEHICLE PRODUCTS:
         JANESVILLE PRODUCTS
                  Norwalk, Ohio  (3)
                  Old Fort, North Carolina  (1)
                  Burns Flat, Oklahoma  (1)
                  Janesville, Wisconsin  (1)
                  Colne, Great Britain  (1)
         SUROFLEX GMBH
                  Sulzbach-Rosenberg, Germany
         MILSCO MANUFACTURING COMPANY
                  Milwaukee, Wisconsin
                  Redgranite, Wisconsin
                  Coventry, Great Britain  (1)

         SACKNER PRODUCTS
                  Grand Rapids, Michigan  (2)
                  Statesville, North Carolina  (1)
                  Verona, Mississippi  (1)
                  Los Angeles, California  (1)

INDUSTRIAL PRODUCTS:
         JACKSONLEA
                  Conover, North Carolina
                  Santa Fe Springs, California  (1)
                  Waterbury, Connecticut  (1)
                  Cincinnati, Ohio  (1)
                  Cambridge, Ontario, Canada  (1)
                  Mississauga, Ontario, Canada  (1)
                  Mexico City, Mexico  (1)
                  Shanghai, Peoples Republic of China  (1)
         JASON COMPONENTS GROUP
                  Hartland, Wisconsin  (1)
             Koller Stamped Components
                  Milwaukee, Wisconsin (1)
             Assembled Products
                  Wheeling, Illinois  (1)
             Jason Precision Components
                  Shanghai, Peoples Republic of China  (1)
                  Shenzhen, Peoples Republic of China  (1)
             Advance Wire Products
                  Addison, Illinois  (1)
             Metalex
                  Libertyville, Illinois  (1)
         OSBORN INTERNATIONAL
                  Cleveland, Ohio
                  Nogales, Sonora, Mexico  (1)
                  Burgwald, Germany
                  Chepstow, Great Britain
                  Sexdraga, Sweden
                  Gura Humoruli, Romania
                  Sao Paulo, Brazil  (1)
                  Ningbo, Peoples Republic of China  (1)
                  Beco das Lages, Portugal  (1)
                  Gonesse, France  (1)
         SEALEZE
                  Richmond, Virginia
(1)  Leased
(2)  2 Plants  -- Both leased
(3)  3 Plants , 1 office  -- 3 leased

ITEM 3.    LEGAL PROCEEDINGS

     As of December 25, 1998, the Company was not subject to any legal proceedings which management believes would have a material effect on the Company's business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 25, 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a)  and  (b)

                                                            HIGH               LOW
                                                            ----               ---
1998
First Quarter . . . . . . . . . . . . . . . . . . . . .   10 3/4             7 5/8
Second Quarter. . . . . . . . . . . . . . . . . . . . .   10 3/4                 8
Third Quarter . . . . . . . . . . . . . . . . . . . . .    8 3/4             6 1/2
Fourth Quarter. . . . . . . . . . . . . . . . . . . . .    8 5/8                 7

1997
First Quarter . . . . . . . . . . . . . . . . . . . . .    7 1/2                 6
Second Quarter. . . . . . . . . . . . . . . . . . . . .    7 1/4             5 3/4
Third Quarter . . . . . . . . . . . . . . . . . . . . .    8 1/4             5 3/4
Fourth Quarter. . . . . . . . . . . . . . . . . . . . .    8 3/4             7 1/2

         The Company's stock is traded on The NASDAQ Stock Market under the symbol JASN. As of February 15, 1999, there were 233 shareholders of record and approximately 1,000 beneficial shareholders.
     (c) The Company's current financing agreements contain restrictions on the payment of dividends as more fully described in Note 7 of the Notes to Financial Statements, (which appears under ITEM 8).

ITEM 6.    SELECTED FINANCIAL DATA


JASON INCORPORATED
SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS (1)
(in thousands except per share data)
                                                            DECEMBER 25,   DECEMBER 26,  DECEMBER 27,    DECEMBER 29,   DECEMBER 30,
                                                                1998           1997          1996            1995           1994
                                                                ----           ----          ----            ----           ----

Net sales                                                    $ 390,853     $ 338,666     $ 291,676       $ 275,199      $ 224,433
Cost of sales                                                  303,568       264,766       226,070         214,657        174,031
Gross profit                                                    87,285        73,900        65,606          60,542         50,402
Operating income                                                28,301        23,499        21,858          20,109         17,720
Interest expense                                                (6,661)       (7,837)       (7,375)         (7,560)        (5,558)
                                                             ---------     ---------     ---------       ---------      ---------
Other income (expense)                                           1,272         1,410           211            (225)          (216)
                                                             =========     =========     =========       =========      =========

Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle       22,912        17,072        14,694          12,324         11,946
Income from continuing operations before cumulative
  effect of change in accounting principle                      13,975        10,414         8,964           7,261          7,005
Income (loss) from discontinued operations,
  net of tax                                                     1,278         1,813           (98)          4,270          4,263
Cumulative effect of change in accounting
  principle, net of tax                                             --            --            --              --           (153)
                                                             ---------     ---------     ---------       ---------      ---------
Net income                                                   $  15,253     $  12,227     $   8,866       $  11,531      $  11,115
                                                             =========     =========     =========       =========      =========

EARNINGS PER COMMON SHARE - BASIC:
Income from continuing operations before cumulative
  effect of change in accounting principle                   $     .69     $     .52     $     .45       $     .36      $     .35
Income (loss) from discontinued operations                         .06           .08          (.01)            .21            .22
Cumulative effect of change in accounting
  principle                                                         --            --            --              --           (.01)
                                                             ---------     ---------     ---------       ---------      ---------
Net income                                                   $     .75     $     .60     $     .44       $     .57      $     .56
                                                             =========     =========     =========       =========      =========

EARNINGS PER COMMON SHARE - DILUTED:
Income from continuing operations before cumulative
  effect of change in accounting principle                   $     .66     $     .51     $     .44       $     .36      $     .34
Income (loss) from discontinued operations                         .06           .08          (.01)            .19            .21
Cumulative effect of change in accounting
  principle                                                         --            --            --              --           (.01)
                                                             ---------     ---------     ---------       ---------      ---------
Net income                                                   $     .72     $     .59     $     .43       $     .55      $     .54
                                                             =========     =========     =========       =========      =========



BALANCE SHEET DATA (1)
(in thousands)                                             December 25,   December 26,   December 27,   December 29,   December 30,
                                                               1998           1997           1996           1995           1994
                                                               ----           ----           ----           ----           ----

Total assets                                                 $ 299,181     $ 263,285     $ 290,718       $ 254,986      $ 196,357
Long-term debt                                                  62,849        85,631       134,467         110,067         76,422
Working capital, excluding net assets
  of discontinued operations                                    45,092        36,803        45,123          33,234         36,954
Shareholders' equity                                           123,943       107,264        95,264          86,218         74,371

No cash dividends have been declared on the Company's common stock for the years presented.


(1) Historical amounts have been restated to reflect the reclassification of the power generation businesses as discontinued operations.

JASON INCORPORATED
SELECTED FINANCIAL DATA
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,
                                            1998          1997          1996
                                            ----          ----          ----
Net Sales:
  Motor vehicle products                 $ 212,416     $ 198,562     $ 157,276
  Industrial products                      178,437       140,104       134,400
                                         ---------     ---------     ---------

                                         $ 390,853     $ 338,666     $ 291,676
                                         =========     =========     =========

Operating Income:
  Motor vehicle products                 $  20,034     $  17,065     $  14,481
  Industrial products                       10,845         8,740         9,473
                                            30,879        25,805        23,954
                                         ---------     ---------     ---------
Corporate and other expenses                (2,578)       (2,306)       (2,096)
                                         ---------     ---------     ---------

                                         $  28,301     $  23,499     $  21,858
                                         =========     =========     =========

Depreciation and Amortization:
  Motor vehicle products                 $   8,740     $   8,500     $   6,779
  Industrial products                        7,157         6,288         6,041
  Corporate                                    561           650           657
                                         ---------     ---------     ---------

                                         $  16,458     $  15,438     $  13,477
                                         =========     =========     =========

Identifiable Assets:
  Motor vehicle products                 $ 122,358     $ 120,988     $ 123,287
  Industrial products                      139,796       102,932       101,910
  Corporate                                 37,027         8,114        11,983
  Net assets of discontinued operations         --        31,251        53,538
                                         ---------     ---------     ---------

                                         $ 299,181     $ 263,285     $ 290,718
                                         =========     =========     =========

Capital Expenditures:
  Motor vehicle products                 $  11,409     $   7,004     $  11,956
  Industrial products                        5,244         5,739         4,398
  Corporate                                     38            42             3
                                         ---------     ---------     ---------

                                         $  16,691     $  12,785     $  16,357
                                         =========     =========     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On June 5, 1998, the Company completed the sale of its power generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the financial statements and related notes within Item 8 have been reclassified to reflect the power generation business as discontinued operations. Net cash proceeds from the sale approximated $30.1 million; there was no gain or loss on the sale. Sales and operating profit of the power generation businesses for the period ended June 5, 1998 were $61 million and $2.6 million, respectively. Sales of the power generation businesses were $142.7 million and $151.7 million for the years ended December 26, 1997 and December 27, 1996, respectively. Operating profit was $4.2 million and $2.1 million for the years ended December 26, 1997 and December 27, 1996, respectively.


RESULTS OF OPERATIONS
1998 COMPARED TO 1997

     Sales for 1998 increased by 15% from $338,666,000 in 1997 to $390,853,000.
Sales of motor vehicle products increased by 7% from $198,562,000 to $212,416,000. Sales of industrial products increased by 27% from $140,104,000 to $178,437,000.

     The higher motor vehicle products sales were the result of an increase in both the automotive products business and the seating business. Automotive products sales increased by 8%. This increase in sales was due to an increase in sales of the Company's German subsidiary, Suroflex GmbH, as well as an increase in the Company's content per vehicle resulting from improved sales of the Company's Marabond (R) moldable insulation product, plus increased sales of door insert products. These increases more than offset the effect of a less than one percent decrease in North American automobile industry production for 1998 compared to last year. The strike at General Motors had only a minor negative impact on 1998 sales and operating income. The Company's seating products business was up 11% in 1998 compared to the prior year. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business.

     Industrial products sales in 1998 were higher due to an increase in sales of finishing products of 44%. Component sales were relatively consistent with the prior year. The Osborn International brush business showed the most significant increase due primarily to the acquisition of Power Brushes Ltd. in March 1998, but increases were also achieved for the JacksonLea buff and compound businesses. Sales for the components business were stronger for assembled products and wire forms but weaker for stampings, video springs and expanded metal.

     Operating income increased in 1998 from $23,499,000 in 1997 to $28,301,000. Operating income for the motor vehicle products segment improved from $17,065,000 in 1997 to $20,034,000. This was due primarily to higher volume and margins in the automotive businesses, as mentioned above, including improved volume and operating results from the Company's German subsidiary, Suroflex GmbH. These results more than offset reduced profitability in the seating business due to one time costs incurred in the conversion to cellular manufacturing. Management believes this conversion is necessary to enable the Company to meet an expected increase in customer volume levels in the future.

     Operating income for the industrial products segment increased from $8,740,000 in 1997 to $10,845,000. This increase in operating income was primarily a result of an increase in operating income at Osborn International due to the acquisition of Power Brushes Ltd. in March 1998 as well as an increase in operating income for the JacksonLea buff and compound business. This was partially offset by lower operating earnings for the components businesses.

     Corporate expenses increased from $2,306,000 in 1997 to $2,578,000. This increase is primarily due to personnel additions. The increase in other income in 1998 is due to an increase in royalty income. Minority interests in subsidiaries decreased in 1998 due to improved operating results at the Company's German subsidiary, Suroflex GmbH.

     Interest expense decreased in 1998 from $7,837,000 in 1997 to $6,661,000 which is a result of cash flow received from the sale of the Company's power generation businesses.

     The Company's effective income tax rate for 1998 was 39% which is the same as the rate for 1997.

RESULTS OF OPERATIONS
1997 COMPARED TO 1996

     Sales for 1997 increased by 16% from $291,676,000 in 1996 to $338,666,000.
Sales of motor vehicle products increased by 26% from $157,276,000 to $198,562,000. Sales of industrial products increased by 4% from $134,400,000 to $140,104,000.

     The higher motor vehicle products sales was a result of sales increases at both the automotive products business and the seating business. Excluding Suroflex GmbH, the European manufacturer of automotive insulation products acquired in the fourth quarter of 1996, automotive product sales increased by 26%. This increase in sales was due to an increase in the Company's content per vehicle which was due to improved sales of the Company's Marabond (R) moldable insulation product, plus a 2% increase in U.S. automobile industry production for 1997 compared to 1996. The Company's seating products business was up 20% in 1997 compared to 1996. This was primarily the result of an increase in Harley-Davidson original equipment and parts and accessories business as well as an increase in the Company's content per motorcycle produced.

     Industrial products experienced a relatively strong economy and sales in 1997 were up compared to 1996 with the Osborn brush business showing the most significant increase, but increases were also achieved for the JacksonLea buff and compound businesses and the components businesses.

     Operating income increased in 1997 from $21,858,000 in 1996 to $23,499,000. Operating income for the motor vehicle products segment improved from $14,481,000 in 1996 to $17,065,000 due primarily to higher volume in both the automotive and seating businesses, as mentioned above.

     Operating income for the industrial products segment declined from $9,473,000 in 1996 to $8,740,000. This decrease in operating income was a result of higher material costs combined with price level pressures in the components businesses.

     Corporate expenses for 1997 were $2,306,000 compared to $2,096,000 in 1996. This increase was primarily due to an increase in management incentive compensation. Other income for 1997 represents deferred financing cost amortization more than offset by royalty income from foreign licensees of the Company's industrial products plus minority interest in losses at Suroflex GmbH. Other income for 1996 represents deferred financing cost amortization more than offset by royalty income from foreign licensees of the Company's industrial products.

     Interest expense increased in 1997 from $7,375,000 in 1996 to $7,837,000 which is a result of working capital requirements and capital expenditures in 1996 and 1997.

     The Company's effective income tax rate for 1997 was 39% which was the same as the rate for 1996.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. This standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this standard in 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The Company has adopted this standard in 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard's objective is to improve pension and other postretirement benefits disclosure. The Company has adopted this standard in 1998.

FUTURE ACCOUNTING CHANGES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivative instruments to be recorded in the Consolidated Balance Sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adoption of this statement on the Company's earnings or statement of financial position is expected to be minimal.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company satisfied the capital requirements of its operations with internally generated funds and approximately $30.1 million of net proceeds received from the sale of the power generation businesses. In addition, the net proceeds from the sale of the power generation businesses enabled the Company to pay off its revolving loan with its banks and end the year with $30.7 million of cash on its balance sheet. Subsequent to year end 1998, the Company used this cash to finance new acquisitions and to pay down additional debt. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. Also, subsequent to year end 1998, the Company completed a new $50 million bank loan agreement which reflects the requirements of both its domestic and international operations. As of December 25, 1998, the Company had no borrowings against its bank facility and letters of credit outstanding of $2,765,000. During 1997, the Company also satisfied the capital requirements of its operations with internally generated funds.

     During 1998, working capital decreased by $22,962,000 from $68,054,000 at December 26, 1997 to $45,092,000. This decrease was primarily the result of a reclassification of $17.1 million of convertible notes due in January 1999 to current portion of long-term debt and the elimination of the net assets of discontinued operations. During 1998, the Company generated $26,404,000 in cash from continuing operations.

     During 1998 and 1997, the Company made capital expenditures of $16,691,000 and $12,785,000, respectively. The major 1998 expenditures were in the motor vehicle products segment for equipment at Milsco to support the conversion to cellular manufacturing, at Janesville Products to support new programs and to improve efficiency, and in the industrial products segment for equipment at JacksonLea, Osborn and the components business to support new programs at those locations. The major 1997 expenditures were in the motor vehicle products segment for equipment at Milsco, Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at the components businesses, Osborn and JacksonLea to support new programs at those locations. Capital expenditures for 1999 are anticipated to more than double due to the requirements of new programs and to provide for plant modernization. No significant commitments are outstanding as of December 25, 1998.

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

YEAR 2000 ISSUES

     The Company's State of Readiness - The Company's main financial and manufacturing hardware and software systems have been tested and are now believed to be year 2000 compliant. This was accomplished primarily through systems upgrades and maintenance performed over the last few years to enhance functionality of the systems, not solely to achieve year 2000 compliance. The only systems that remain to be upgraded for year 2000 are certain ancillary, mostly PC based, interface systems used for shop floor control and report writing functions. Year 2000 compliance for these systems is ongoing and is expected to be completed by mid 1999. Major customers and suppliers have been surveyed and to date the Company has not been made aware of significant year 2000 issues that would materially affect its business.

     Costs to Address the Company's Year 2000 Issues - The majority of the Company's year 2000 issues were corrected either through systems upgrades required for other business purposes or normal maintenance contracts. Therefore, these improvements have not resulted in costs significantly incremental to non-year 2000 planned information systems activities. The estimated costs to correct the remaining ancillary systems still not compliant are not expected to exceed $350,000.

     Risks to the Company for Year 2000 Issues - With regard to systems under the Company's control, management does not believe that the Company has significant exposure to the year 2000 issue since, if necessary, systems are capable of accepting manually entered data. The believed worst case scenario is that the Company would have to revert back to certain manual systems for a small portion of its systems, for example, shop floor labor collection and certain internal reporting functions. Our customers and vendors are at various stages of compliance, but management is not aware of significant year 2000 issues that would materially affect the Company's business with them. The Company will continue to monitor year 2000 compliance with its customers and vendors throughout 1999, but will be unable to achieve the same degree of certainty that it has achieved with internal systems.

     The Company's Contingency Plans - By the middle of 1999, the Company expects to be fully year 2000 compliant. To the extent that it has minor internal systems that are not year 2000 compliant by mid-year, the Company will have time to implement manual systems by year end 1999 which management believes will significantly reduce the financial risk to the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing interest rates on the majority of the Company's long-term debt. Fluctuation in commodity prices, for example steel and cotton cloth, are managed by strategic purchasing which generally provides the time necessary to allow for price increases to customers, where appropriate. In rare situations where commitments are made for extended periods (more than 60 days), outside of functional currencies, for example, a commitment to purchase European equipment for use in a U.S. plant which will take six months to deliver, exposure is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of derivative financial instruments and are used only where there is an underlying exposure; not for trading or speculative purposes. At December 25, 1998, there were no outstanding hedging transaction.

     Foreign Operations - The Company has significant foreign operations, for which the functional currencies are denominated primarily in German Marks and British Pounds and to a lesser extent, Canadian Dollars, Swedish Kronor, French Francs, Mexican Pesos, Brazilian Reals, Chinese Renminbi and Portuguese Escudos. As the values of the currencies of the foreign countries in which the Company has operations increases or decreases relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company's primary method of reducing this exposure is to approximately balance current assets and liabilities within each functional currency. The Company does not use derivative financial instruments to hedge this exposure. Because the Company has significant operations across member countries of the European Monetary Union, the introduction of the Euro on January 1, 1999 is expected to simplify the management of foreign exchange exposure by aggregating the assets and liabilities of several currencies that now have to be managed individually.

EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the "Euro". In the first phase, the permanent rates of exchange between the members' national currency and the Euro has been established and monetary, capital, foreign exchange, and interbank markets will be converted to the Euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, Euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has operations in member countries of the EMU and, accordingly, has established action plans that are continuing to be implemented to address the Euro's impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Based on its current assessment, management believes that the costs of the Euro conversion will not have a material impact on the operations, cash flows or financial condition of the Company.

FORWARD-LOOKING STATEMENTS

     This report contains certain statements as to the Company's belief, expectation or anticipation regarding future developments. Such statements constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, changes in capital expenditure requirements, the ability of the Company and its suppliers and customers to address Year 2000 issues and general economic conditions in the Company's market segments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                               JASON INCORPORATED
                       CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 25, 1998 AND
                               DECEMBER 26, 1997

JASON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                     ASSETS


                                                   December 25,     December 26,
                                                        1998            1997
                                                        ----            ----
CURRENT ASSETS
  Cash and cash equivalents                           $  30,676    $   4,453
  Accounts receivable - net                              46,558       40,347
  Inventories                                            46,368       35,543
  Deferred income taxes                                   5,663        5,819
  Net assets of discontinued operations                      --       31,251
  Other current assets                                    4,732        4,149
                                                      ---------    ---------
    Total current assets                                133,997      121,562
                                                      ---------    ---------
PROPERTY, PLANT AND EQUIPMENT
  Cost                                                  172,965      145,210
  Less: accumulated depreciation                        (80,268)     (69,419)
                                                      ---------    ---------
    Net property, plant and equipment                    92,697       75,791
                                                      ---------    ---------
INTANGIBLE ASSETS - NET                                  70,421       64,445
                                                      ---------    ---------
OTHER ASSETS                                              2,066        1,487
                                                      ---------    ---------
                                                      $ 299,181    $ 263,285
                                                      =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 25,  December 26,
                                                         1998         1997
                                                         ----         ----
CURRENT LIABILITIES
  Current portion of long-term debt                   $  29,947    $   7,764
  Accounts payable                                       26,557       22,679
  Accrued compensation and employee benefits             15,942       12,209
  Accrued interest                                        1,059        1,183
  Accrued income taxes                                    1,551          101
  Other current liabilities                              13,849        9,572
                                                      ---------    ---------
    Total current liabilities                            88,905       53,508

REVOLVING LOAN                                               --        2,320

OTHER LONG-TERM DEBT                                     62,849       83,311

POSTRETIREMENT HEALTH AND OTHER
  BENEFITS                                                6,337        6,290

DEFERRED INCOME TAXES                                    15,345        6,665

OTHER LONG-TERM LIABILITIES                               1,802        3,927
                                                      ---------    ---------
    Total liabilities                                   175,238      156,021
                                                      ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
  Common stock and additional contributed
    capital                                              35,556       35,014
  Retained earnings                                      88,103       72,850
  Accumulated other comprehensive income (loss)             284         (600)
                                                      ---------    ---------
                                                        123,943      107,264
                                                      ---------    ---------
                                                      $ 299,181    $ 263,285
                                                      =========    =========


The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                       FOR THE YEAR ENDED
                                                       ------------------
                                            DECEMBER 25,  DECEMBER 26, DECEMBER 27,
                                                  1998        1997         1996
                                                  ----        ----         ----
Net sales                                     $ 390,853    $ 338,666    $ 291,676

Cost of sales                                   303,568      264,766      226,070
                                              ---------    ---------    ---------
Gross profit                                     87,285       73,900       65,606

Selling and administrative expenses              58,984       50,401       43,748
                                              ---------    ---------    ---------
Operating income                                 28,301       23,499       21,858

Interest expense                                 (6,661)      (7,837)      (7,375)

Other income (expense)                              832          614          (38)

Minority interests in subsidiaries                  440          796          249
                                              ---------    ---------    ---------
Income before income taxes                       22,912       17,072       14,694

Provision for income taxes                       (8,937)      (6,658)      (5,730)
                                              ---------    ---------    ---------
Income from continuing operations                13,975       10,414        8,964

Income (loss) from discontinued operations,
  net of applicable income taxes                  1,278        1,813          (98)
                                              ---------    ---------    ---------
Net income                                    $  15,253    $  12,227    $   8,866
                                              =========    =========    =========
Earnings per share - basic
  Income from continuing operations           $     .69    $     .52    $     .45
  Income (loss) from discontinued operations        .06          .08         (.01)
                                              ---------    ---------    ---------
  Net income per share                        $     .75    $     .60    $     .44
                                              =========    =========    =========

Earnings per share - diluted
  Income from continuing operations           $     .66    $     .51    $     .44
  Income (loss) from discontinued operations        .06          .08         (.01)
                                              ---------    ---------    ---------
  Net income per share                        $     .72    $     .59    $     .43
                                              =========    =========    =========

The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                        ACCUMULATED
                                             ADDITIONAL                   OTHER
                                  COMMON    CONTRIBUTED    RETAINED    COMPREHENSIVE
                                   STOCK       CAPITAL     EARNINGS    INCOME (LOSS)    TOTAL
                                   -----       -------     --------    -------------    -----
Balance at December 29, 1995      $ 2,013      $32,522      $51,757      $ (74)      $  86,218
Comprehensive income:
  Net income                           --           --        8,866         --           8,866
  Translation adjustments              --           --           --         28              28
  Total comprehensive income                                                             8,894
Exercise of options                     3          149           --         --             152
                                  -------      -------      -------      -----       ---------
Balance at December 27, 1996        2,016       32,671       60,623        (46)         95,264
Comprehensive income:
  Net income                           --           --       12,227         --          12,227
  Translation adjustments              --           --           --       (554)           (554)
  Total comprehensive income                                                            11,673
Exercise of options                     7          320           --         --             327
                                  -------      -------      -------      -----       ---------
Balance at December 26, 1997        2,023       32,991       72,850       (600)        107,264
Comprehensive income:
  Net income                           --           --       15,253         --          15,253
  Translation adjustments              --           --           --        884             884
  Total comprehensive income                                                            16,137
Exercise of options                    12          530           --         --             542
                                  -------      -------      -------      -----       ---------
Balance at December 25, 1998      $ 2,035      $33,521      $88,103      $ 284       $ 123,943
                                  =======      =======      =======      =====       =========

The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                               FOR THE YEAR ENDED
                                                               ------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                         1998          1997           1996
                                                         ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from continuing operations                    $ 13,975       $ 10,414       $ 8,964
                                                      --------       --------       -------
 Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities of continuing operations:
  Depreciation                                          13,191         12,206         9,852
  Amortization                                           3,267          3,232         3,625
  Equity in net income of affiliates                      (163)          (146)          (75)
  Deferred income taxes                                    (74)          (940)        1,460
  (Gain) loss on sale of property, plant and
    equipment                                             (282)            65           (91)
  Increase (decrease) in cash, excluding
    effects of acquisitions, due to changes in:
      Accounts receivable                                2,993         (3,482)       (4,211)
      Inventories                                       (3,586)        (1,305)           20
      Income taxes receivable                                -          2,250        (2,250)
      Other current assets                                (568)         1,179        (1,639)
      Accounts payable                                  (1,096)         2,839          (874)
      Accrued compensation and employee benefits           936          1,922          (859)
      Accrued interest                                    (130)          (372)         (104)
      Accrued income taxes                              (1,140)           518        (3,949)
      Other, net                                          (919)         1,574        (1,434)
                                                      --------       --------       -------
      Total adjustments                                 12,429         19,540          (529)
                                                      --------       --------       -------
Net cash provided by operating activities of
 continuing operations                                  26,404         29,954         8,435
                                                      --------       --------       -------
Net cash provided (used) by operating activities
 of discontinued operations                             14,772         24,858        (1,536)
                                                      --------       --------       -------
Net cash provided by operating activities               41,176         54,812         6,899
                                                      --------       --------       -------


The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                     FOR THE YEAR ENDED
                                                                     ------------------
                                                      DECEMBER 25,       DECEMBER 26,    DECEMBER 27,
                                                           1998              1997             1996
                                                           ----              ----             ----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property,
  plant and equipment                                     $  1,842       $   3,302       $     195
Acquisition of property, plant and equipment               (16,691)        (12,785)        (16,357)
Investment in joint ventures                                    --             (18)            (80)
Net proceeds from sale of discontinued operations           30,094              --              --
Investing activities of discontinued operations               (308)           (758)         (1,314)
Other, net                                                     783            (782)             30
                                                          --------       ---------       ---------
Net cash provided (used) for investing activities,
 excluding acquisitions                                     15,720         (11,041)        (17,526)
                                                          --------       ---------       ---------
Net cash provided (used) before financing
 activities, excluding acquisitions                         56,896          43,771         (10,627)

Acquisition of net assets, net of cash acquired            (18,995)             --            (231)
                                                          --------       ---------       ---------
Net cash provided (used) before financing activities        37,901          43,771         (10,858)
                                                          --------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving loans                              59,762          67,215         129,270
 Repayments on revolving loans                             (62,082)       (107,085)       (114,090)
 Repayments of senior notes                                 (6,513)         (2,667)         (2,000)
 Repayments of senior subordinated notes                    (1,250)         (1,250)         (1,250)
 (Repayments) proceeds of other long-term debt, net         (2,137)          1,164            (136)
 Proceeds from issuance of common stock                        542             327             152
                                                          --------       ---------       ---------
Net cash (used) provided by financing activities           (11,678)        (42,296)         11,946
                                                          --------       ---------       ---------
Net increase in cash and cash equivalents                   26,223           1,475           1,088

 Cash and cash equivalents, beginning of year                4,453           2,978           1,890
                                                          --------       ---------       ---------
 Cash and cash equivalents, end of year                   $ 30,676       $   4,453       $   2,978
                                                          --------       ---------       ---------
 Cash paid during the year for:
  Interest                                                $  6,785       $   9,789       $   9,568
  Income taxes                                            $  9,164       $   6,136       $   9,068

The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The consolidated financial statements and related notes have been reclassified to reflect the Company's divestiture in 1998 of the power generation products segment, accounted for as discontinued operations (see Note 3). The term "Company" as used in these consolidated financial statements refers to Jason Incorporated and its subsidiaries.

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

         PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized over the term of the respective leases using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

         REVENUE RECOGNITION
         Revenue is recognized from product sales at the time of shipment.

         INCOME TAXES
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         INTANGIBLE ASSETS
         Intangible assets are comprised of the following (in thousands):

                                                December 25,        December 26,
                                                    1998                1997
                                                ------------        ------------
              Goodwill                          $     79,779        $     71,170
              Other intangible assets                  8,959               8,887
                                                ------------        ------------
                                                      88,738              80,057
              Less: accumulated amortization         (18,317)            (15,612)
                                                ------------        ------------
                                                $     70,421        $     64,445
                                                ============        ============

         Other intangible assets include patents, computer software, trademarks and covenants not-to-compete. Intangible assets are being amortized over their respective estimated useful lives ranging from 5-30 years. The Company reviews the carrying value of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the intangible assets to the net carrying value of the intangible assets.

         DEFERRED FINANCING COSTS
         Expenses associated with the issuance of debt instruments are capitalized and amortized over the respective terms of the debt instruments. Net deferred financing costs included in other assets at December 25, 1998 and December 26, 1997 were $433,000 and $689,000, respectively.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EARNINGS PER SHARE
         Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares.

         NEW ACCOUNTING STANDARDS
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. This standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this standard in 1998.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The Company has adopted this standard in 1998.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard's objective is to improve pension and other postretirement benefits disclosure. The Company has adopted this standard in 1998.

         FUTURE ACCOUNTING CHANGES
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivative instruments to be recorded in the Consolidated Balance Sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adoption of this statement on the Company's earnings or statement of financial position is expected to be minimal.


2.       ACQUISITIONS

         Effective March 13, 1998, the Company completed the acquisition of Power Brushes Ltd. for approximately $16.9 million, including cash and acquisition costs, plus the assumption of approximately $10.3 million of debt. Brushes International Ltd., a wholly-owned subsidiary of Power Brushes Ltd., is one of the largest producers of industrial power brushes in Europe. This business has been integrated within the Company's industrial products segment.

         Effective October 31, 1996, the Company acquired 51% of the stock of Suroflex GmbH ("Suroflex") for approximately $2.9 million, including cash of $2.7 million and acquisition costs. Suroflex is a German manufacturer of nonwoven insulation products for the automotive industry. In connection with this acquisition, the Company was provided a ten year option to purchase the remaining 49% interest in Suroflex for 4 million Deutsche Marks. Effective October 25, 1998, the Company exercised its option to purchase the remaining 49% interest for approximately $2.5 million.

         The aforementioned acquisitions have been accounted for using the purchase method and, accordingly, operating results are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values.


3.       DISCONTINUED OPERATIONS

         Effective June 5, 1998, the Company completed the sale of its power generation businesses. Net cash proceeds from the sale approximated $30.1 million; there was no gain or loss on the sale. The provision (benefit) for income taxes on discontinued operations was $817,000, $1,159,000 and $(62,000) for 1998, 1997 and 1996, respectively.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Sales and operating profit of the power generation businesses were $61.0 million and $2.6 million, respectively, for the period ended June 5, 1998. Sales of the power generation businesses were $142.7 million and $151.7 million for the years ended December 26, 1997 and December 27, 1996, respectively. Operating profit was $4.2 million and $2.1 million for the years ended December 26, 1997 and December 27, 1996, respectively.


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following (in thousands):

                                               December 25,           December 26,
                                                  1998                   1997
                                              -------------          -------------
         Accounts receivable                  $      48,404          $      41,225
         Allowance for doubtful accounts             (1,846)                  (878)
                                              -------------          -------------
                                              $      46,558          $      40,347
                                              =============          =============

5.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                               December 25,           December 26,
                                                  1998                   1997
                                              -------------          -------------
         Raw materials                        $      19,881          $      16,441
         Work-in-process                              5,817                  5,544
         Finished goods                              20,670                 13,558
                                              -------------          -------------
                                              $      46,368          $      35,543
                                              =============          =============

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):

                                              December 25,              December 26,
                                                 1998                      1997
                                             -------------             -------------

         Land and improvements               $       2,373             $       1,855
         Buildings and improvements                 32,361                    23,673
         Machinery and equipment                   134,173                   116,834
         Construction-in-progress                    4,058                     2,848
                                             -------------             -------------
                                                   172,965                   145,210
         Less: accumulated depreciation            (80,268)                  (69,419)
                                             -------------             -------------
                                             $      92,697             $      75,791
                                             =============             =============

7.       REVOLVING LOAN AGREEMENT AND OTHER LONG-TERM DEBT

         The revolving loan and other long-term debt consisted of the following (in thousands):

                                              December 25,              December 26,
                                                 1998                      1997
                                             -------------             -------------

         Revolving loan                      $          --             $       2,320
                                             =============             =============
         Convertible notes                   $      17,057             $      17,057
         Senior note - 1995                         20,000                    20,000
         Senior note - 1994                         21,154                    25,000
         Senior notes - 1992                        10,666                    13,333
         Senior subordinated notes                   2,500                     3,750
         Suroflex notes                             13,732                    11,935
         Other                                       7,687                        --
                                             -------------             -------------
                                                    92,796                    91,075
         Less: current maturities                  (29,947)                   (7,764)
                                             -------------             -------------
                                             $      62,849             $      83,311
                                             =============             =============

         The revolving loan facility provides for borrowings of up to $65 million at December 25, 1998. Future maximum borrowings under the revolving loan facility may not exceed $50 million as of December 31, 1999. Letters of credit outstanding ($2.8 million at December 25, 1998) on the Company's behalf reduce availability under the facility. The revolving loan agreement matures on December 31, 2000; borrowings bear interest at either a floating rate based upon the bank's prime rate or a Eurodollar rate plus 1.0%. A commitment fee of .375% per annum on the unused portion of the revolving loan facility is payable on a quarterly basis.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         During 1995, in conjunction with the Company's acquisition of Milsco Manufacturing Company ("Milsco"), the Company issued $17,057,000 of convertible notes to the former Milsco shareholders. The notes bear interest at 7% payable quarterly. The principal portion of the notes are payable on January 3, 1999. At any time after January 31, 1996, and prior to payment in full of the principal amount of the notes, the holders may convert all or any portion of the outstanding notes into shares of the Company's $.10 par value common stock. The number of common shares to be received by the holder is obtained by dividing the outstanding principal balance of the notes on the date of conversion by the conversion price of $11.25 per common share. In January 1999, the Company repaid the entire principal portion of the Milsco notes.

         During 1995, the Company entered into a $20,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.34% payable quarterly. The principal portion of the note is payable in seven equal annual installments of $2,857,143 commencing May 31, 1999. During 1994, the Company entered into a $25,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.72% payable quarterly. The principal portion of the note is payable in thirteen equal semi-annual installments of $1,923,077 which commenced April 27, 1998. During 1992, the Company entered into a $16,000,000 senior note agreement with two insurance companies. These senior notes bear interest at 7.65% payable semiannually. The notes are payable in six equal annual installments of $2,667,000 which commenced December 1, 1997.

         As of December 25, 1998, the interest rate on the 1989 senior subordinated notes was 11.275%. The senior subordinated notes are payable in equal annual installments of $1,250,000 in October of each year with interest payable semiannually. Under the terms of these agreements, the interest rate decreases as the Company's leverage ratio decreases.

         Long-term debt generated from the Company's acquisition of Suroflex (see Note 2) and held principally by German banks of $13.7 million at December 25, 1998 is not guaranteed by the Company and there is no requirement for the Company to repay these obligations in the event Suroflex would be unable to do so. In connection with the acquisition, the repayment terms were modified to eliminate principal repayments through 1999. Thereafter, annual payments will be required in an amount equal to the excess of 49% of the pretax income of Suroflex over interest paid on the aforementioned obligations. Amounts outstanding under the debt agreements bear interest at a weighted average interest rate of 5.83% and are secured by substantially all of the assets of Suroflex.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Future annual maturities of long-term debt are as follows (in thousands):

               1999                                $    29,947
               2000                                     10,621
               2001                                      9,371
               2002                                      9,371
               2003                                      6,704
               Thereafter                               26,782
                                                   -----------
                                                   $    92,796
                                                   ===========

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


8.       LEASE OBLIGATIONS

         The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities which expire at various dates.

         Future minimum lease payments under operating leases at December 25, 1998 are (in thousands):

               1999                                $     6,256
               2000                                      5,227
               2001                                      3,511
               2002                                      2,502
               2003                                      1,954
               Thereafter                                5,494
                                                   -----------
               Total minimum leaspayments          $    24,944
                                                   ===========

         Total rental expense under operating leases was as follows (in thousands):

               For the year ended:
                December 25, 1998                  $    6,376
                December 26, 1997                       5,768
                December 27, 1996                       4,917

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.       EARNINGS PER SHARE

         A reconciliation of the income (numerator) and shares (denominator) used in the computations of basic and diluted earnings per common share from continuing operations, respectively, are as follows (in thousands except per share data):

                                                            For the Year Ended
                                                            December 25, 1998
                                              ------------------------------------------------
                                                Income            Shares           Per Share
                                              (Numerator)      (Denominator)        Amount
                                              -----------      -------------    --------------

         BASIC EARNINGS PER COMMON
         SHARE
          Income from continuing operations   $    13,975             20,295    $          .69
                                                                                ==============
         EFFECT OF DILUTIVE SECURITIES
          Options                                      --                435
          Convertible notes                           737              1,516
                                              -----------      -------------
         DILUTED EARNINGS PER COMMON
         SHARE
          Income from continuing operations
           plus assumed conversions           $    14,712             22,246    $          .66
                                              ===========      =============    ==============




                                                            For the Year Ended
                                                            December 26, 1998
                                              ------------------------------------------------
                                                Income            Shares           Per Share
                                              (Numerator)      (Denominator)        Amount
                                              -----------      -------------    --------------
         BASIC EARNINGS PER COMMON
         SHARE
          Income from continuing operations   $    10,414             20,188    $          .52
                                                                                ==============
         EFFECT OF DILUTIVE SECURITIES
          Options                                      --                395
          Convertible notes                           368                758
                                              -----------      -------------
         DILUTED EARNINGS PER COMMON
         SHARE
          Income from continuing operations
           plus assumed conversions           $    10,782             21,341    $          .51
                                              ===========      =============    ==============

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            For the Year Ended
                                                            December 27, 1998
                                              ------------------------------------------------
                                                Income            Shares           Per Share
                                              (Numerator)      (Denominator)        Amount
                                              -----------      -------------    --------------
         BASIC EARNINGS PER COMMON
         SHARE
          Income from continuing operations   $     8,964             20,137    $          .45
                                              -----------      -------------    ==============
         EFFECT OF DILUTIVE SECURITIES
          Options                                      --                458
          Convertible notes                           356                758
                                              -----------      -------------
         DILUTED EARNINGS PER COMMON
         SHARE
          Income from continuing operations
           plus assumed conversions           $     9,320             21,353    $          .44
                                              ===========      =============    ==============

         The impact of the assumed conversion of the $17,057,000 convertible notes, which bear interest at 7%, was included within the earnings per share calculations for those periods in which such conversion had a dilutive effect.


10.      SHAREHOLDERS' EQUITY

         COMMON STOCK - The Company has authorized 30,000,000 shares of $.10 par value common stock of which 20,354,633 and 20,237,705 shares were issued and outstanding at December 25, 1998 and December 26, 1997, respectively.

         STOCK OPTION PLAN - On April 16, 1987, the Company adopted a nonqualified stock option plan. The plan provides for the issuance of up to 2,687,500 shares of common stock to executives and other key employees. The option price generally equals the fair market value of the common shares on the day of the grant and an option's maximum term is ten years.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Substantially all options granted vest ratably over a three-year period. Transactions and options outstanding under this plan were:

                                                Options        Price Per Share
                                              -----------      ---------------

         Outstanding at December 29, 1995       1,435,494      $ 1.30 - $10.20
          Granted                                 165,500      $ 6.50 -  $7.50
          Exercised                               (37,280)     $ 1.30 -  $6.08
          Canceled                                 (6,500)     $ 8.25 - $10.20
                                              -----------
         Outstanding at December 27, 1996       1,557,214      $ 1.30 - $10.20
          Granted                                 146,250      $ 6.25 -  $7.69
          Exercised                               (78,132)     $ 1.30 -  $6.40
          Canceled                                (60,000)     $ 6.50 - $10.20
                                              -----------
         Outstanding at December 26, 1997       1,565,332      $ 1.30 - $10.20
          Granted                                 125,000      $ 8.00 -  $9.75
          Exercised                              (116,928)     $ 1.30 -  $8.32
          Canceled                               (145,500)     $ 6.50 -  $7.69
                                              -----------

         Outstanding at December 25, 1998       1,427,904      $ 1.30 - $10.20
                                              -----------

         Exercisable at December 27, 1996         910,214      $ 1.30 - $10.20
         Exercisable at December 26, 1997       1,101,332      $ 1.30 - $10.20
         Exercisable at December 25, 1998       1,137,904      $ 1.30 - $10.20

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted under the stock option plan. Had compensation cost been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands except per share data):

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            For the Year Ended
                                              -----------------------------------------------
                                               December 25,     December 26,    December 27,
                                                   1998             1997            1996
                                              -------------    -------------   --------------

         Net income - as reported             $      15,253    $      12,227   $        8,866
         Net income - pro forma                      15,013           12,022            8,712
         Basic earnings per common share,
          as reported                                   .75              .60              .44
         Diluted earnings per common share,
          as reported                                   .72              .59              .43
         Basic earnings per common share,
          pro forma                                     .74              .59              .43
         Diluted earnings per common share,
          pro forma                                     .71              .58              .42

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following grant assumptions used:

                                                    1998             1997            1996
                                                ------------     ------------    ------------
         Expected stock price volatility           30.42%           29.88%          30.27%
         Risk-free interest rate                    4.83%            5.83%           6.31%
         Expected life of options                 7 years          7 years         7 years

         The weighted average exercise prices per share for options outstanding at December 25, 1998, December 26, 1997 and December 27, 1996 are $6.19, $5.86 and $5.61, respectively. The weighted average exercise prices per share for options exercisable at December 25, 1998, December 26, 1997 and December 27, 1996 are $5.85, $5.34 and $4.38, respectively. The weighted average remaining contractual life of options outstanding at December 25, 1998 is 8.35 years. The weighted average fair value of options granted during 1998, 1997 and 1996 is $3.58, $3.48 and $3.05 per share, respectively.


11.      INCOME TAXES

         The components of income (loss) for the Company's continuing domestic and foreign operations were as follows (in thousands):

                                                            For the Year Ended
                                              -----------------------------------------------
                                               December 25,     December 26,    December 27,
                                                   1998             1997            1996
                                              -------------    -------------   --------------
         Domestic                             $      19,878    $      18,005   $       14,890
         Foreign                                      3,034             (933)            (196)
                                              -------------    -------------   --------------
                                              $      22,912    $      17,072   $       14,694
                                              =============    =============   ==============

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The consolidated provision for income taxes related to continuing operations included in the Consolidated Statements of Income consisted of the following (in thousands):

                                                            For the Year Ended
                                              -----------------------------------------------
                                               December 25,     December 26,    December 27,
                                                   1998             1997            1996
                                              -------------    -------------   --------------
         Current:
          Federal                             $       6,328    $       6,212   $        3,440
          State                                       1,500            1,330              830
          Foreign                                     1,183               56               -
                                              -------------    -------------   --------------
                                                      9,011            7,598            4,270
                                              -------------    -------------   --------------
         Deferred:
          Federal                                       (64)            (740)           1,140
          State                                         (10)            (200)             320
                                              -------------    -------------   --------------
                                                        (74)            (940)           1,460
                                              -------------    -------------   --------------
                                              $       8,937    $       6,658   $        5,730
                                              =============    =============   ==============

         The reconciliation between the Federal statutory tax rate expressed as a percent of pre-tax income and the effective tax rate is as follows:

                                                                 For the Year Ended
                                              ---------------------------------------------------------
                                               December 25,         December 26,        December 27,
                                                   1998                 1997                1996
                                              ----------------    -----------------   -----------------

         Federal statutory tax rate                  35.0%              35.0%                35.0%
         State income taxes, net of
           federal benefit                            3.6                4.3                  4.9
         Nondeductible amortization of
           intangible assets                          1.4                1.8                  2.2
         Foreign sales corporation benefit           (0.3)              (1.0)                (1.0)
         Other                                       (0.7)              (1.1)                (2.1)
                                              ----------------    -----------------   -----------------

                                                     39.0%              39.0%                39.0%
                                              ================    =================   =================

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. The Company's temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                    December 25,       December 26,
                                                       1998               1997
                                                   -------------      -------------
         Deferred tax assets:
          Accured expenses and reserves            $       2,894      $       2,110
          Postretirement and postemployment
           benefits                                        2,406              2,426
          Employee benefits                                1,483              1,577
          Foreign operating loss carryforwards            13,400             12,900
          Valuation allowance                            (13,400)           (12,900)
                                                   -------------      -------------
                                                           6,783              6,113
                                                   -------------      -------------
         Deferred tax liabilities:
          Property, plant and equipment                   (7,570)            (5,894)
          Intangible assets                               (1,802)            (1,247)
          Other                                           (7,093)               182
                                                   -------------      -------------
                                                         (16,465)            (6,959)
                                                   -------------      -------------
         Net deferred tax liability                $      (9,682)     $        (846)
                                                   =============      =============

         The deferred tax asset valuation allowance is related entirely to certain of the Company's foreign operations, including German net operating loss carryforwards acquired in connection with the Suroflex transaction totaling approximately $26,545,000 (at December 25, 1998 exchange rates) and for which a valuation allowance was provided at the time of the acquisition. At December 25, 1998, the Company's foreign subsidiaries had approximately $30,100,000 in net operating losses available for carryforward; approximately $2,200,000 of such carryforwards expire at various times through 2001 while the remainder of these carryforwards are available for an unlimited period.


12.      EMPLOYEE BENEFIT PLANS

         The Company maintains defined benefit pension plans covering union employees at certain of its divisions. Additionally, the Company maintains savings and profit sharing plans for the majority of employees not covered by union defined benefit plans.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Net periodic costs for the defined benefit plans includes the following components (in thousands):

                                                             December 25,        December 26,        December 27,
                                                                 1998                1997                1996
                                                           ----------------    ----------------    ----------------

         Service cost                                      $            378    $             24    $             20
         Interest cost                                                  271                 287                 277
         Return on plan assets                                          (15)               (754)               (415)
         Amortization and deferrals                                    (428)                432                 112
                                                           ----------------    ----------------    ----------------
         Net periodic benefit cost (income)                $            206    $            (11)   $             (6)
                                                           ================    ================    ================


         The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans (in thousands):

                                                                      December 25,           December 26,
                                                                          1998                   1997
                                                                    -----------------      ----------------
         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year                    $           3,934      $          3,836
         Acquisition                                                            1,922                     -
         Service cost                                                             378                    24
         Interest cost                                                            271                   287
         Actuarial loss                                                            60                    19
         Benefits paid                                                           (304)                 (232)
         Plan termination                                                        (207)                    -
                                                                    -----------------      ----------------
         Benefit obligation at end of year                                      6,054                 3,934
                                                                    -----------------      ----------------

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of year                         4,399                 3,849
         Acquisition                                                            2,691                     -
         Actual return on plan assets                                              15                   754
         Employer contribution                                                    166                    28
         Benefits paid                                                           (304)                 (232)
         Plan termination                                                        (207)                    -
                                                                    -----------------      ----------------
         Fair value of plan assets at end of year                               6,760                 4,399
                                                                    -----------------      ----------------

         Funded status                                                            706                   465
         Unrecognized actuarial gain                                             (207)                 (669)
         Unrecognized transition liability                                         31                    41
         Additional minimum liability                                               -                   (37)
                                                                    -----------------      ----------------
         Prepaid (accrued) benefit cost                             $             530      $           (200)
                                                                    =================      ================

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The projected benefit obligation was determined using assumed discount rates of 7.25% at December 25, 1998 and ranging from 7.0% to 7.75% at December 26, 1997, and an assumed long-term rate of return on plan assets of 9.0% at December 25, 1998 and ranging from 7.0% to 9.0% at December 26, 1997. Plan assets consist principally of common stocks and government obligations.

         The Company also provides postretirement health care benefits and life insurance coverage to certain eligible employees at one of its divisions. The costs of retiree health care benefits and life insurance coverage are accrued over the employee service periods.

         The net postretirement benefit costs include the following components (in thousands):

                                                                 For the Year Ended
                                              ---------------------------------------------------------
                                               December 25,         December 26,        December 27,
                                                   1998                 1997                1996
                                              ----------------    -----------------   -----------------
         Service cost                         $             61    $              62   $              65
         Interest cost                                     377                  377                 395
         Amortization and deferrals                        (28)                 (16)                 --
                                              ----------------    -----------------   -----------------
         Net periodic benefit cost            $            410    $             423   $             460
                                              ----------------    -----------------   -----------------

         Presently, the Company's postretirement benefit plans are not funded. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plans (in thousands):

                                                                        December 25,          December 26,
                                                                            1998                  1997
                                                                      ----------------      ----------------
         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year                      $          5,084      $          5,066
         Service cost                                                               61                    62
         Interest cost                                                             377                   377
         Actuarial gain                                                           (192)                 (129)
         Benefits paid                                                            (302)                 (292)
                                                                      ----------------      ----------------
         Benefit obligation at end of year                                       5,028                 5,084
                                                                      ----------------      ----------------

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of year                              -                     -
         Employer contribution                                                     302                   292
         Benefits paid                                                            (302)                 (292)
                                                                      ----------------      ----------------
         Fair value of plan assets at end of year                                    -                     -
                                                                      ----------------      ----------------

         Funded status                                                          (5,028)               (5,084)
         Unrecognized actuarial gain                                              (942)                 (777)
                                                                      ----------------      ----------------
         Accrued benefit cost                                         $         (5,970)     $         (5,861)
                                                                      ================      ================

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.75% at December 25, 1998 and December 26, 1997, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 6.0% and 5.0% for the hourly and salaried plans, respectively, at December 25, 1998 and December 26, 1997. It was assumed that these rates will decline to 1% over periods of 30 years and 25 years for the hourly and salaried plans, respectively.

         The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one percentage-point change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 25, 1998 by approximately $347,000 and would change the net postretirement benefit expense for 1998 by approximately $34,000.

         The Company maintains an incentive compensation plan which provides for incentive payments to certain employees upon the achievement of defined operating results. Incentive compensation expense totaled $2,571,000, $3,055,000 and $2,277,000 in 1998, 1997 and 1996, respectively. These amounts are included in accrued compensation and employee benefits in the accompanying Consolidated Balance Sheets.


13.      SEGMENT INFORMATION

         Reference is made to pages 11 through 15 for segment financial data and an unaudited description and discussion of the Company's business segments.

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

         The Company's six business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (motor vehicle products and industrial products) since the long term financial performance of these segments is affected by similar economic conditions. The Company evaluates performance based on operating earnings of the respective business units.

         Motor vehicle products include businesses which are manufacturers of nonwoven fiber padding for the automotive industry and seating products for motorcycles and a broad array of other mobile equipment. The four largest customers of this segment comprised approximately 27%, 26% and 24% of consolidated sales in 1998, 1997 and 1996, respectively. Receivables outstanding with these customers represented approximately 26% of accounts receivable balances at both December 25, 1998 and December 26, 1997, respectively.

         Industrial products include businesses which are manufacturers of finishing products for industrial applications and of precision components for original equipment manufacturers throughout the world.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Information regarding the Company's geographic areas is summarized below (in thousands). Revenues are attributed to countries based on origination of sale. Amounts presented in the eliminations column represent sales between geographic areas primarily comprised of sales made by the Company's operations in the United States. Net assets of discontinued operations have been excluded from long-lived assets.

                                              United  States      Germany          All Other     Eliminations        Total
                                              --------------    ------------    --------------   ------------     -----------
         Year Ended December 25, 1998
          Sales to unaffiliated customers     $      349,311    $     34,872    $      24,080    $    (17,410)    $   390,853
          Long-lived assets                          134,011          25,296            5,877              --         165,184

         Year Ended December 26, 1997
          Sales to unaffiliated customers     $      328,043    $     12,036    $      12,970    $    (14,383)    $   338,666
          Long-lived assets                          125,641          14,133            1,949              --         141,723

         Year Ended December 27, 1996
          Sales to unaffiliated customers     $      278,624    $        999    $      13,790    $     (1,737)    $   291,676
          Long-lived assets                          130,079          16,784            2,270              --         149,133

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial data for 1998 and 1997 are presented below (in thousands except per share data):

                                                                                        Quarter
                                                     --------------------------------------------------------------------------
1998                                                     First          Second           Third           Fourth        Total
----                                                 -------------   -------------   -------------   ------------   -----------
Net sales                                            $      90,665   $      99,402   $      98,141   $    102,645   $   390,853
Gross profit                                                19,051          23,383          21,251         23,600        87,285
Income from continuing operations                            2,859           3,805           2,475          4,836        13,975
Income from discontinued operations, net
of tax                                                         747             531              --             --         1,278
                                                     -------------   -------------   -------------   ------------   -----------
Net income                                           $       3,606   $       4,336   $       2,475   $      4,836   $    15,253
                                                     =============   =============   =============   ============   ===========
Earnings per share - basic
Income from continuing operations                    $         .14   $         .19   $         .12   $        .24   $       .69
Income from discontinued operations                            .04             .02              --             --           .06
                                                     -------------   -------------   -------------   ------------   -----------
Net income                                           $         .18   $         .21   $         .12   $        .24   $       .75
                                                     =============   =============   =============   ============   ===========
Earnings per share - diluted
Income from continuing operations                    $         .13   $         .18   $         .12   $        .23   $       .66
Income from discontinued operations                            .04             .02              --             --           .06
                                                     -------------   -------------   -------------   ------------   -----------
Net income                                           $         .17   $         .20   $         .12   $        .23   $       .72
                                                     =============   =============   =============   ============   ===========


                                                                                        Quarter
                                                     --------------------------------------------------------------------------
1997                                                     First          Second           Third           Fourth        Total
----                                                 -------------   -------------   -------------   ------------   -----------
Net sales                                            $      84,815   $      87,526   $      80,070   $     86,255   $   338,666
Gross profit                                                17,995          20,102          16,910         18,893        73,900
Income from continuing operations                            2,266           3,264           2,088          2,796        10,414
(Loss) income from discontinued operations, net
of tax                                                         (31)            (13)            158          1,699         1,813
                                                     -------------   -------------   -------------   ------------   -----------
Net income                                           $       2,235   $       3,251   $       2,246   $      4,495   $    12,227
                                                     =============   =============   =============   ============   ===========
Earnings per share - basic
Income from continuing operations                    $         .11   $         .16   $         .10   $        .15   $       .52
Income from discontinued operations                             --              --             .01            .07           .08
                                                     -------------   -------------   -------------   ------------   -----------
Net income                                           $         .11   $         .16   $         .11   $        .22   $       .60
                                                     =============   =============   =============   ============   ===========
Earnings per share - diluted
Income from continuing operations                    $         .11   $         .16   $         .10   $        .14   $       .51
Income from discontinued operations                             --              --             .01            .07           .08
                                                     -------------   -------------   -------------   ------------   -----------
Net income                                           $         .11   $         .16   $         .11   $        .21   $       .59
                                                     =============   =============   =============   ============   ===========

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
  Shareholders of Jason Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 41 present fairly, in all material respects, the financial position of Jason Incorporated and its subsidiaries at December 25, 1998 and December 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on pages 2 and 3 of the Company's Proxy Statement, dated March 12, 1999, under "Nominees for Election as Directors" and "Executive Officers" is incorporated by reference in this Form 10-K Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION

     The information on pages 4 through 6 of the Company's Proxy Statement, dated March 12, 1999, under "Executive Compensation" is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information on page 7 of the Company's Proxy Statement, dated March 12, 1999, under "Security Ownership" is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                      PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS. The following financial statements of the Company provided in Item 8.

Consolidated Balance Sheets - as of December 25, 1998 and December 26, 1997.

Consolidated Statements of Income - years ended December 25, 1998, December 26, 1997 and December 27, 1996.

Consolidated Statements of Shareholders' Equity - years ended December 25, 1998, December 26, 1997 and December 27, 1996.

Consolidated Statements of Cash Flows - years ended December 25, 1998, December 26, 1997 and December 27, 1996.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

2.   FINANCIAL STATEMENT SCHEDULE:

Financial Statement Schedule for the years ended December 25, 1998, December 26, 1997 and December 27, 1996.

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

     10.12 Lease Agreement dated June 21, 1988 between Southview Business Center, Ltd. and Janesville Products Co. for the Norwalk, Ohio offices.

     10.13 Jason Incorporated Note Agreement dated as of October 1, 1989 re:
$10,000,000 10.60% Senior Subordinated Notes Due October 15, 2000.

     10.14 Purchase and Sale Agreement dated June 28, 1991 for the purchase of the assets of Sackner

     10.15 Purchase and Sale Agreement dated May 31, 1991 for the purchase of the assets of Lea.

     10.16 Purchase and Sale Agreement dated June 21, 1991 for the purchase of the assets of Schroeder.

     10.17 Second Amendment to Lease Agreement between Southgate Eureka Associates Limited Partnership and Jason Incorporated.

     10.18 Lease Agreement between Southview Business Center, Ltd. and Janesville Products Co.

     10.19 Lease between Schroeder Industries, Inc., to be known as SI Properties, Inc., and Jason Incorporated.

     10.20 Lease between Arrowhead Corporation and Jason Incorporated dated January 23, 1991.

     10.21 Lease between Arrowhead Corporation and Jason Incorporated dated April 1, 1992.

     10.22 Credit Agreement by and among Jason Incorporated, The First National Bank of Chicago and The First National Bank of Boston, as amended.

     10.23 Note Agreements dated as of November 15, 1992 re: $16,000,000 7.65% Senior Secured Notes due December 1, 2002.

     10.24 Stock Purchase Agreement between the Company and the majority stockholders of Koller Industries, Inc.

     10.25 Stock Purchase Agreement between the Company and the minority stockholders of Koller Industries, Inc.

     10.26 Form of Stock Purchase Agreement executed by the Company in connection with the January 1994 private placement of common stock.

     10.27 Lease for the facility at 6800 West Calumet Road, Milwaukee, WI.

     10.28 Lease for the facility at 1530 Artaius Parkway, Libertyville, IL.

     10.29 Lease for the facility at 140 South Mitchell Court, Addison, IL.

     10.30 Lease for the facility at 466 and 468 Diens Drive, Wheeling, IL.

     10.31 Lease for the facility at 7842 North Faulkner Road, Milwaukee, WI.

     10.32 Purchase and Sale Agreement between the Company and Milsco Manufacturing Company.

     10.33 Form of Convertible Note issued by the Company in connection with the Purchase and Sale Agreement with Milsco Manufacturing Company.

     21.1  Subsidiaries

     23.1  Consent of PricewaterhouseCoopers LLP

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

(d)  Financial Statement Schedules.


                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

                             (thousands of dollars)

                                                                   ADDITIONS
                                                          --------------------------
                                       BALANCE AT        CHARGED TO         ACQUIRED                          BALANCE AT
                                        BEGINNING           COSTS          ALLOWANCES                             END
                                         OF YEAR        AND EXPENSES      AND RESERVES      DEDUCTIONS          OF YEAR
                                        ---------       ------------       -----------      ----------         ---------
YEAR ENDED DECEMBER 25, 1998

Allowance for doubtful accounts             $878             $836              $335           $(203)            $1,846

YEAR ENDED DECEMBER 26, 1997

Allowance for doubtful accounts             $847             $306              $ --           $(275)              $878

YEAR ENDED DECEMBER 27, 1996

Allowance for doubtful accounts             $825             $202              $ --           $(180)              $847

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JASON INCORPORATED

                                        BY   /s/ Vincent L. Martin
                                             --------------------
                                               Vincent L. Martin,
                                             Chief Executive Officer

                                        Date:  March 1, 1999

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

                       Signature                            Title                                Date
                       ---------                            -----                                ----
                 /s/ Vincent L. Martin            Chairman of the Board, Chief                March 1, 1999
                 --------- --------------------   Executive Officer and Director
                 Vincent L. Martin                (Principal Executive Officer)

                 /s/ Mark Train                   President, Secretary, Treasurer             March 1, 1999
                 ------------------------------   and Director (Principal
                 Mark Train                       Financial and Accounting Officer)

                 /s/ Wayne C. Oldenburg           Director                                    March 1, 1999
                 -------- --------------------
                 Wayne C. Oldenburg

                 /s/ Wayne G. Fethke              Director                                    March 1, 1999
                 -----------------------------
                 Wayne G. Fethke

                 /s/ Frank W. Jones               Director                                    March 1, 1999
                 -----------------------------
                 Frank W. Jones

                 /s/ David J. Drury               Director                                    March 1, 1999
                 -----------------------------
                 David J. Drury

                                  EXHIBIT INDEX



Exhibit                                                      Sequential Page
Number                                                            Number
------                                                       ---------------

 3.1              Articles of Incorporation of                     (1)
                  the Company, as amended

 3.2              Agreement and Plan of Merger                     (1)
                  between the Company (formerly
                  known as Jason Merger Corp.) and its
                  predecessor, Jason Incorporated,
                  a Delaware corporation

 3.3              By-Laws of the Company                           (1)

 4.1              Specimen Common Stock                            (2)
                  certificate

10.1              Lease Agreement, dated                           (2)
                  August 30, 1985 between Norwalk
                  Community Development Corporation
                  and AMCA International Corporation;
                  Assignment and Assumption of Lease
                  dated December 31, 1986 between
                  the Company and AMCA International
                  Corporation

10.2              Lease between Donald W. Helgeson                 (2)
                  and Amtel, Inc. dated July 1, 1986
                  of premises located in Janesville,
                  Wisconsin; Assignment and Assumption
                  of Lease dated December 31, 1985 between
                  Jason Incorporated and Amtel, Inc.

10.3              Assignment and Assumption of                     (2)
                  Lease of property located in
                  Santa Fe Springs, California
                  dated December 31, 1985 between
                  AMCA International Corporation
                  and Jason Incorporated (copy of
                  lease attached).

10.4              Jason Incorporated Deferred                      (2)
                  Compensation Plan for Employees
                  dated September 26, 1986.

10.5              Jason Employee Savings & Profit                  (2)
                  Sharing Plan effective January 1, 1986.

10.6              Jason Incorporated Management                    (2)
                  Incentive Compensation Plan
                  effective January 1, 1987.

10.7              Jason Incorporated                               (2)
                  Executive Incentive Compensation
                  Plan effective January 1, 1987.

10.8              Lease of property located in                     (3)
                  Old Fort, North Carolina
                  dated June 10, 1988.

10.9              Jason Incorporated 1987                          (3)
                  Nonqualified Stock Option Plan
                  dated April 16, 1987 as amended
                  and restated January 30, 1989.

10.10             Jason Employee Savings and Profit                (3)
                  Sharing Plan Modifications:
                  subsection 7.3(a) of Article VII,
                  section 7.2 of Article VII, section 2.1,
                  section 3.1, section 4.2, section 2.2,
                  section 2.3, section 2.1, section 6.4
                  and section 3.7

10.11             Sublease Agreement dated                         (3)
                  September 1, 1988 between
                  Midwestern Oklahoma Development
                  Authority and Jason Incorporated
                  for the Burns Flat, Oklahoma
                  facility.

10.12             Lease Agreement dated                            (3)
                  June 21, 1988 between
                  Southview Business Center, Ltd.
                  and Janesville Products Co.
                  for the Norwalk, Ohio offices.

10.13             Jason Incorporated Note Agreement                (4)
                  dated as of October 1, 1989 re:
                  $10,000,000 10.60% Senior
                  Subordinated Notes Due
                  October 15, 2000.

10.14             Purchase and Sale Agreement dated                (5)
                  June 28, 1991 for the purchase of
                  the assets of Sackner.

10.15             Purchase and Sale Agreement dated                (5)
                  May 31, 1991 for the purchase of the
                  assets of Lea.

10.16             Purchase and Sale Agreement dated                (5)
                  June 21, 1991 for the purchase of the
                  assets of Schroeder.

10.17             Second Amendment to Lease Agreement              (6)
                  between Southgate Eureka Associates
                  Limited Partnership and Jason
                  Incorporated.

10.18             Lease Agreement between Southview                (6)
                  Business Center, Ltd. and Janesville
                  Products Co.

10.19             Lease between Schroeder Industries,              (6)
                  Inc., to be known as SI Properties,
                  Inc., and Jason Incorporated.

10.20             Lease between Arrowhead Corporation              (6)
                  and Jason Incorporated dated
                  January 23, 1991.

10.21             Lease between Arrowhead Corporation              (6)
                  and Jason Incorporated dated
                  April 1, 1992.

10.22             Credit Agreement by and among Jason              (6)
                  Incorporated, The First National Bank
                  of Chicago and the First  National Bank
                  of Boston, as amended.

10.23             Note Agreements dated as of November 15,         (6)
                  1992 re: $16,000,000 7.65% Senior
                  Secured Notes due December 1, 2002

10.24             Stock Purchase Agreement between the             (7)
                  Company and the majority stockholders
                  of Koller Industries, Inc.

10.25             Stock Purchase Agreement between the             (7)
                  Company and the minority stockholders
                  of Koller Industries, Inc.

10.26             Form of Stock Purchase Agreement executed        (8)
                  by the Company in connection with the
                  January 1994 private placement of
                  common stock.

10.27             Lease for the facility at 6800 West Calumet      (8)
                  Road, Milwaukee, WI.

10.28             Lease for the facility at 1530 Artaius           (8)
                  Parkway, Libertyville, IL.

10.29             Lease for the facility at 140 South Mitchell     (8)
                  Court, Addison, IL.

10.30             Lease for the facility at 466 and 468 Diens      (8)
                  Drive, Wheeling, IL.

10.31             Lease for the facility at 7842 North Faulkner    (8)
                  Road, Milwaukee, WI.

10.32             Purchase and Sale Agreement between the          (9)
                  Company and Milsco Manufacturing
                  Company.

10.33             Form of Convertible Note issued by the           (9)
                  Company in connection with the
                  Purchase and Sale Agreement with Milsco
                  Manufacturing Company.

21.1              Subsidiaries

23.1              Consent of PricewaterhousehouseCoopers LLP.

24.1              Power of Attorney                                (10)

27                Financial Data Schedule

(1) Exhibit incorporated by reference to the Company's Proxy Statement dated (and filed with the Commission) March 19, 1993.

(2) Exhibit incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-13717, effective June 16, 1987.

(3) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

(4) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1989.

(5) Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission July 12, 1991.

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

(10) Appears on signature page to this report.