Form 10-Q
period 1999-03-26
JASON INC
filed 1999-05-06
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
(Mark One)
        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999   or

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


           411 EAST WISCONSIN AVENUE, SUITE 2120, MILWAUKEE, WI 53202
                    (Address of principal executive offices)


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

                                    Yes    X                  No
                                         -----                    -----


On March 26, 1999 there were outstanding 20,380,236 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                    FORM 10-Q

                                 MARCH 26, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Statements of Income for the Three Months
         Ended March 26, 1999 and March 27, 1998 .......................     3

Balance Sheets as at March 26, 1999 and
         December 25, 1998 .............................................     4

Statements of Cash Flows for the Three Months
          Ended March 26, 1999 and March 27, 1998.......................     5

Notes to Financial Statements ..........................................    6-9

Management's Discussion and Analysis of
         Results of Operations and Financial Condition .................   10-13


PART II.  OTHER INFORMATION

Item 1            Legal Proceedings ....................................    14

Item 2            Changes in Securities ................................    14

Item 3            Defaults Upon Senior Securities ......................    14

Item 4            Submission of Matters to a Vote of
                      Security Holders .................................    14

Item 5            Other Information ....................................    14

Item 6            (a)  Exhibits ........................................    14

                  (b)  Reports on Form 8-K .............................    14

Signatures .............................................................    14

                               JASON INCORPORATED
                              STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                -------------------------------------------------





                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                      MARCH 26,      MARCH 27,
                                                         1999           1998
                                                      --------        --------
                                                              (UNAUDITED)
NET SALES                                             $102,200         $90,665

COST OF SALES                                           78,985          71,614
                                                       -------          ------

  Gross Profit                                          23,215          19,051

SELLING AND ADMINISTRATIVE EXPENSES                     16,204          13,261
                                                       -------          ------

  Operating Income                                       7,011           5,790

INTEREST EXPENSE                                         1,522           1,613

OTHER (INCOME) EXPENSE                                    (348)           (511)
                                                       -------          ------

  Income Before Income Taxes                             5,837           4,688

PROVISION FOR INCOME TAXES                               2,276           1,829
                                                       -------          ------

  Income From Continuing Operations                      3,561           2,859

  Income From Discontinued Operations
  - Net Of Applicable Income Taxes                        ----             747

                                                       -------          ------
NET INCOME                                            $  3,561         $ 3,606
                                                       =======          ======


EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                     $   0.18            0.14

INCOME FROM DISCONTINUED OPERATIONS                       ----            0.04

                                                       -------          ------
NET INCOME                                            $   0.18         $  0.18
                                                       =======          ======


EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                     $   0.17         $  0.13

INCOME FROM DISCONTINUED OPERATIONS                       ----            0.04

                                                       -------          ------
NET INCOME                                            $   0.17         $  0.17
                                                       =======          ======

                               JASON INCORPORATED
                                 BALANCE SHEETS

                             (Dollars in Thousands)
                             ----------------------


                                                  MARCH 26,        DECEMBER 25,
                                                     1999              1998
                                                  ---------        ------------
                                                 (Unaudited)
ASSETS
Current Assets
  Cash And Cash Equivalents                       $   2,515           $  30,676
  Accounts Receivable - Net                          54,649              46,558
  Inventories                                        44,917              46,368
  Deferred Income Taxes                               5,663               5,663
  Other Current Assets                                6,078               4,732
                                                   --------            --------
    Total Current Assets                            113,822             133,997
                                                   --------            --------

Property, Plant and Equipment
  Cost                                              178,902             172,965
  Less - Accumulated Depreciation                   (83,203)            (80,268)
                                                   --------            --------
    Net Property, Plant and Equipment                95,699              92,697
                                                   --------            --------
                                                          0                   0
Intangible Assets - Net                              86,290              70,421
Other Assets                                          1,333               2,066
                                                   --------            --------
                                                   $297,144            $299,181
                                                   ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                $ 11,155            $ 29,947
  Accounts Payable                                   29,490              26,557
  Accrued Compensation And Employee Benefits         14,630              15,942
  Accrued Interest                                    1,590               1,059
  Accrued Income Taxes                                2,508               1,551
  Other Current Liabilities                          13,587              13,849
                                                   --------            --------

    Total Current Liabilities                        72,960              88,905

Revolving Loan                                       17,600
Other Long-Term Debt                                 58,483              62,849
Deferred Income Taxes                                13,016              15,345
Other Long-Term Liabilities                           1,564               1,802
Postretirement Health And Other Benefits              6,247               6,337
                                                   --------            --------
    Total Liabilities                               169,870             175,238
                                                   --------            --------

Commitments and Contingencies                          ----                ----

SHAREHOLDERS' EQUITY
Common Stock And Additional
  Contributed Capital                                35,691              35,556
Retained Earnings                                    91,664              88,103
Accumulated Other Comprehensive Income (Loss)           (81)                284
                                                   --------            --------

    Total Shareholders' Equity                      127,274             123,943
                                                   --------            --------
                                                  $ 297,144           $ 299,181
                                                   ========            ========

                               JASON INCORPORATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                           -----------------------------
                                                                                            MARCH 26,          MARCH 27,
                                                                                               1999               1998
                                                                                            ---------          ---------
                                                                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Income From Continuing Operations                                                         $   3,561           $  2,859
  Adjustments To Reconcile Income From Continuing Operations To Net Cash
   Provided By Operation Activities Of Continuing Operations:
      Depreciation                                                                              3,972              3,258
      Amortization                                                                                851                811
      Deferred Income Taxes                                                                    (2,329)             2,189
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                                                      (7,865)            (7,259)
      Inventories                                                                               1,170               (299)
      Other Current Assets                                                                     (1,334)            (3,298)
      Accounts Payable                                                                          3,429              1,416
      Accrued Compensation And Employee Benefits                                                 (263)              (819)
      Accrued Interest                                                                            531                789
      Accrued Income Taxes                                                                        957              1,606
      Other, Net                                                                               (1,394)               595
                                                                                             --------           --------
        Total Adjustments                                                                      (2,275)            (1,011)
                                                                                             --------           --------

Net Cash Provided By Operating Activities Of Continuing Operations                              1,286              1,848

Net Cash Provided By Operating Activities Of Discontinued Operations                                                 618
                                                                                             --------           --------

Net Cash Provided By Operating Activities                                                       1,286              2,466
                                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Property, Plant And Equipment                                             (4,505)            (3,692)
      Disposal Of Property, Plant and Equipment, Net                                               45              1,133
      Other, Net                                                                                  (25)               161
                                                                                             --------           --------
Net Cash Provided (Used) For Investing Activities, Excluding Acquisitions                      (4,485)            (2,398)
                                                                                             --------           --------

Net Cash Provided (Used) Before Financing Activities, Excluding Acquisitions                   (3,199)                68

Acquisition Of Net Assets, Net Of Cash Acquired                                                (20,605)           (16,072)
                                                                                             --------           --------

Net Cash Provided (Used) Before Financing Activities                                          (23,804)           (16,004)
                                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                                             26,175             39,942
      Repayments Of Revolving Loan                                                             (8,575)           (25,595)
      Repayments Of Convertible Notes                                                         (17,057)               ---
      (Repayments) Proceeds Of Other Long-Term Debt, Net                                       (5,035)               218
      Proceeds From Issuance Of Common Stock                                                      135                 50
                                                                                             --------            -------
Net Cash (Used) Provided By Financing Activities                                               (4,357)            14,615
                                                                                             --------            -------

Net Increase (Decrease) In Cash And Cash Equivalents                                          (28,161)            (1,389)
      Cash And Cash Equivalents, Beginning Of Period                                           30,676              4,453
                                                                                             --------            -------

      Cash And Cash Equivalents, End Of Period                                              $   2,515            $ 3,064
                                                                                             ========             ======

      Cash Paid For:

      Interest                                                                                  1,041              1,236
      Income Taxes                                                                              3,547                662

                               JASON INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The Company was incorporated in November 1985 and operates in two primary business segments: motor vehicle products and industrial products. Motor vehicle products include the manufacture and marketing of nonwoven acoustical insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compounds used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of components such as precision stampings, wire form components and expanded metal products.

The financial statements at March 26, 1999 and March 27, 1998 and for the three month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three month period ended March 26, 1999 is not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - ACQUISITIONS / DIVESTITURES

On June 5, 1998, the Company completed the sale of its power generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying consolidated financial statements and related notes have been reclassified to reflect the power generation businesses as discontinued operations. Net cash proceeds from the sale approximated $30 million; there was no gain or loss on the sale. Sales and operating profit of the power generation businesses for the period ended March 27, 1998 were $30.2 million and $1.6 million, respectively.

On February 9, 1999, the Company completed the acquisition of Sealeze Corporation for approximately $18.6 million. Sealeze is a major producer of strip brushes for industrial and consumer applications and has been integrated into the Company's industrial products segment.

On February 3, 1999, the Company completed the acquisition of the acoustical insulation manufacturing and molding operations of Lear Corporation based in Colne, England for approximately $2 million. This acquisition further expands Jason's European automotive capabilities.

On October 25, 1998, the Company acquired the remaining 49% minority interest in Suroflex GmbH, a German manufacturer of acoustical insulation products for the automotive industry, for approximately $2.5 million. In October 1996, the Company made its initial majority investment in Suroflex. This acquisition allows Jason and Suroflex to serve their U.S. and European customers on a worldwide basis.

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


NOTE 3 - INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):




                                MARCH 26,      DECEMBER 25,
                                   1999            1998
                               ----------      ------------
                               (Unaudited)

Raw Materials                     $21,737           $19,881

Work-In-Process                     6,336             5,817

Finished Goods                     16,844            20,670
                                  -------           -------

                                  $44,917           $46,368
                                  =======           =======

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income (numerator) and shares (denominator) used in the computations of basic and diluted earnings per common share from continuing operations, respectively, is as follows (unaudited):


                                                                  FOR THE THREE MONTHS ENDED MARCH 26, 1999
                                                                  -----------------------------------------
                                                            Income              Shares            Per Share
                                                          (Numerator)        (Denominator)          Amount
                                                          -----------        -------------          ------
BASIC EARNINGS PER COMMON SHARE
       Income from continuing operations                   $3,561,000         20,360,294             $.18
                                                                                                  ----------
EFFECT OF DILUTIVE SECURITIES
       Options                                                 --                342,586
                                                           ----------         ----------
DILUTED EARNINGS PER COMMON SHARE
       Income from continuing operations
         plus assumed conversions                          $3,561,000         20,702,880             $.17
                                                           ----------         ----------          ----------


                                                                  FOR THE THREE MONTHS ENDED MARCH 27, 1998
                                                                  -----------------------------------------
                                                            Income              Shares              Per Share
                                                          (Numerator)        (Denominator)           Amount
                                                          -----------        -------------           ------
BASIC EARNINGS PER COMMON SHARE
       Income from continuing operations                   $2,859,000         20,238,718             $.14
                                                                                                  ----------
EFFECT OF DILUTIVE SECURITIES
       Options                                                 --                522,070
       Convertible notes                                      184,220          1,516,182
DILUTED EARNINGS PER COMMON SHARE                          ----------         ----------
       Income from continuing operations
         plus assumed conversions                          $3,043,220         22,276,970             $.13
                                                           ----------         ----------          ----------



The impact of the assumed conversion of the $17,057,000 convertible notes, which bear interest at 7%, was included within the earnings per share calculations only for the three month period ended March 27, 1998 since these notes were repaid on January 3, 1999.

NOTE 5 - COMPREHENSIVE INCOME

The Company recognizes, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," certain items under accounting principles as components of comprehensive income to be reported in an annual financial statement that is displayed with the same prominence as other financial statements.

Total Comprehensive Income totaled $3,196,000 and $4,184,000 for the three months ended March 26, 1999 and March 27, 1998, respectively. Total Comprehensive Income for the three months ended March 26, 1999 is comprised of net income of $3,561,000 and

Other Comprehensive Income (Loss) of ($365,000). Total Comprehensive Income for the three months ended March 27, 1998 is comprised of net income of $3,606,000 and Other Comprehensive Income (Loss) of $578,000. Other Comprehensive Income
(Loss) is comprised entirely of foreign currency translation adjustments.

NOTE 6 - SEGMENT INFORMATION

The Company's six business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (motor vehicle products and industrial products) since the long term financial performance of these segments is affected by similar economic conditions. The Company evaluates performance based on operating earnings of the respective business units. Segment detail is summarized as follows (in thousands of dollars):

                                                        MARCH 26,         MARCH 27,
                                                          1999               1998
                                                        ---------         ---------
                                                              (Unaudited)
Net Sales:
         Motor vehicle products                       $   55,967        $    52,974
         Industrial products                              46,233             37,691
                                                      ----------        -----------
                                                      $  102,200        $    90,665
                                                      ==========        ===========

Operating Income:
         Motor vehicle products                       $    5,569        $     4,725
         Industrial products                               2,145              1,838
                                                      ----------        -----------
                                                           7,714              6,563
         Corporate and other expenses                       (703)              (773)
                                                      ----------        -----------
                                                      $    7,011        $     5,790
                                                      ==========        ===========

Identifiable Assets:
         Motor vehicle products                       $  129,190        $   122,636
         Industrial products                             159,809            139,080
         Corporate                                         8,145             11,839
         Net assets of discontinued operations               ---             31,380
                                                      ----------        -----------
                                                      $  297,144        $   304,935
                                                      ==========        ===========

                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


On June 5, 1998, the Company completed the sale of its power generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying consolidated financial statements and related notes have been reclassified to reflect the power generation businesses as discontinued operations. Net cash proceeds from the sale approximated $30 million; there was no gain or loss on the sale. Sales and operating profit of the power generation businesses for the period ended March 27, 1998 were $30.2 million and $1.6 million, respectively.

RESULTS OF OPERATIONS

Three months ended March 26, 1999 compared to the three months ended March 27, 1998:

Sales from continuing operations for the three months ended March 26, 1999 increased by 13% from $90,665,000 for the three months ended March 27, 1998 to $102,200,000. Sales of motor vehicle products increased by 6% from $52,974,000 to $55,967,000. Sales of industrial products increased by 23% from $37,691,000 to $46,233,000.

The increase in the Company's motor vehicle products sales was the result of increases in the automotive products business. The Company's automotive products business was up 12% in the first quarter of 1999 compared to the prior year. The U.S. automobile industry built 7.7% more vehicles in the first quarter of 1999 than it did last year. In addition, sales of the Company's Marabond moldable insulation product and thermoformed door inserts improved in the first quarter of 1999 compared to the prior year. The inclusion of the recently acquired Colne, England acoustical insulation manufacturing and molding operations for part of the first quarter of 1999 had the effect of increasing automotive product sales by 2%. The Company's seating products business was down 6% in the first quarter of 1999 compared to the prior year. This was primarily the result of a decrease in Harley-Davidson parts and accessories business due to an adjustment in inventory levels.

The increase in Industrial products sales in the first quarter of 1999 compared with last year was primarily the result of the inclusion of the recent acquisitions of Power Brushes Ltd. and Sealeze Corporation.

Operating income improved in the first quarter of 1999 from $5,790,000 in the first quarter of 1998 to $7,011,000.

Operating income for the motor vehicle products segment improved from $4,725,000 in the first quarter of 1998 to $5,569,000 due primarily to improved profitability in the automotive products business, a result of greater capacity utilization, a more profitable product mix and improved operating efficiencies. This more than offset reduced profitability in the seating business due to a mix of lower margin products that resulted from lower motorcycle sales and higher lawn and turf care sales.

Operating income for the industrial products segment increased from $1,838,000 in the first quarter of 1998 to $2,145,000. This increase in operating income was primarily the result of the inclusion of the recent acquisitions of Power Brushes Ltd. and Sealeze Corporation.

Corporate expenses for the first quarter of 1999 were $703,000 compared to $773,000 last year. This decrease is primarily due to a decrease in management incentive compensation.

Interest expense from continuing operations decreased in the first quarter of 1999 from $1,613,000 in the first quarter of 1998 to $1,522,000 due to lower debt levels which is a result of cash flow from operations over the past year and the proceeds received from the sale of the power generation businesses. The decrease in other income in the first quarter of 1999 compared to last year is primarily a result of a one time gain on the sale of assets last year.

The Company's effective income tax rate for the first quarter of 1999 was 39% which is the same as the rate for the first quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations sufficient to meet the capital requirements of its existing operations. In March 1999, the Company entered into a new $50 million credit agreement with its two banks. As of March 26, 1999, the Company had available unused borrowing capacity of $29.4 million under this bank revolving loan facility. During the first quarter of 1998, the Company also satisfied the capital requirements of its operations with internally generated funds.

During the first quarter of 1999, working capital decreased by $4,230,000 from $45,092,000 at December 25, 1998, to $40,862,000 at March 26, 1999. This
decrease in working capital was the result of a decrease in cash and cash equivalents which were used to partially fund the first quarter 1999 acquisitions of the Colne, England acoustical insulation manufacturing and molding operations and Sealeze Corporation.

In the first quarter of 1999 and 1998, the Company made capital expenditures of $4,505,000 and $3,692,000, respectively. The major first quarter 1999 expenditures were in the motor vehicle products segment for equipment at Janesville Products and Sackner to support new programs and to improve efficiency. The major first quarter 1998 expenditures were in the motor vehicle products segment for equipment to support the conversion to cellular manufacturing at Milsco. No significant commitments are outstanding as of March 26, 1999.

SEASONALITY

U.S. auto makers traditionally shut down for the annual model changeover in the third quarter. In addition, adjustments to production schedules are made throughout the year based on retail auto sales and the level of dealer inventories. These seasonal patterns affect the Company's motor vehicle products operations most significantly but also have somewhat of an impact on industrial products due to the effect on automotive suppliers which use the Company's components and finishing products.

YEAR 2000 ISSUES

The Company's State of Readiness - The Company's main financial and manufacturing hardware and software systems have been tested and are now believed to be year 2000 compliant. This was accomplished primarily through systems upgrades and maintenance performed over the last few years to enhance functionality of the systems, not solely to achieve year 2000 compliance. The only systems that remain to be upgraded for year 2000 are certain ancillary, mostly PC based, interface systems used for payroll, shop floor control and report writing functions. Year 2000 compliance for these systems is ongoing and is expected to be completed by mid 1999. Major customers and suppliers have been surveyed and to date the Company has not been made aware of significant year 2000 issues that would materially affect its business.

Costs to Address the Company's Year 2000 Issues - The majority of the Company's year 2000 issues were corrected either through systems upgrades required for other business purposes or normal maintenance contracts. Therefore, these improvements have not resulted in costs significantly incremental to non-year 2000 planned information systems activities. The estimated costs to correct the remaining ancillary systems still not compliant are not expected to exceed $200,000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing interest rates on the majority of the Company's long-term debt. Fluctuation in commodity prices, for example steel and cotton cloth, are managed by strategic purchasing which generally provides the time necessary to allow for price increases to customers, where appropriate. In rare situations where commitments are made for extended periods (more than 60 days), outside of functional currencies, for example, a commitment to purchase European equipment for use in a U.S. plant which will take six months to deliver, exposure is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of derivative financial instruments and are used only where there is an underlying exposure; not for trading or speculative purposes. At March 26, 1999 there were no outstanding hedging transactions.

Foreign Operations - The Company has significant foreign operations, for which the functional currencies are denominated primarily in German Marks and British Pounds and to a lesser extent, Canadian Dollars, Swedish Kronor, French Francs, Mexican Pesos, Brazilian Reals, Chinese Renminbi, and Portuguese Escudos. As the values of the currencies of the foreign countries in which the Company has operations increases or decreases relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company's primary method of reducing this exposure is to approximately balance current assets and liabilities within each functional currency. The Company does not use derivative financial instruments to hedge this exposure. Because the Company has significant operations across member countries of the European Monetary Union, the introduction of the Euro on January 1, 1999 simplified the management of foreign exchange exposure by aggregating the assets and liabilities of several currencies that previously had to be managed individually.

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