Form 10-Q
period 1999-06-25
JASON INC
filed 1999-08-05
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(Mark One)
   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   FOR THE QUARTERLY PERIOD ENDED JUNE 25, 1999   or


   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from                    to
                                 -------------------   -------------------

   COMMISSION FILE NUMBER 0-16059


                               JASON INCORPORATED
             (Exact name of registrant as specified in its charter)




            WISCONSIN                                    39-1756840
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

                          Yes    X              No
                             ----------           ----------

On June 25, 1999 there were outstanding 20,401,829 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                    FORM 10-Q

                                  JUNE 25, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Consolidated Statements of Income for the Three Months
     Ended June 25, 1999 and June 26, 1998...........................      3

Consolidated Statements of Income for the Six Months
     Ended June 25, 1999 and June 26, 1998...........................      4

Consolidated Balance Sheets as at June 25, 1999 and
     December 25, 1998 ..............................................      5

Consolidated Statements of Cash Flows for the Six Months
     Ended June 25, 1999 and June 26, 1998 ..........................      6

Notes to Consolidated Financial Statements ..........................    7 - 11

Management's Discussion and Analysis of
     Results of Operations and Financial Condition ..................   12 - 18


PART II.  OTHER INFORMATION

Item 1        Legal Proceedings .....................................      19

Item 2        Changes in Securities and Use of Proceeds .............      19

Item 3        Defaults Upon Senior Securities .......................      19

Item 4        Submission of Matters to a Vote of
                  Security Holders ..................................      19

Item 5        Other Information .....................................      20

Item 6        (a)  Exhibits .........................................      20

              (b)  Reports on Form 8-K ..............................      20

Signatures ..........................................................      20

                               JASON INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                ---------------------------------------
                                                                                   JUNE 25,                 JUNE 26,
                                                                                    1999                      1999
                                                                                ------------             ------------
                                                                                            (UNAUDITED)

NET SALES                                                                       $     108,376              $     99,402

COST OF SALES                                                                          81,918                    76,019
                                                                                -------------              ------------

  Gross Profit                                                                         26,458                    23,383

SELLING AND ADMINISTRATIVE EXPENSES                                                    16,763                    15,616
                                                                                -------------              ------------

  Operating Income                                                                      9,695                     7,767

INTEREST EXPENSE                                                                        1,659                     1,942

OTHER (INCOME) EXPENSE                                                                   (100)                     (414)
                                                                                -------------              ------------

  Income Before Income Taxes                                                            8,136                     6,239

PROVISION FOR INCOME TAXES                                                              3,172                     2,434
                                                                                -------------              ------------

  Income From Continuing Operations                                                     4,964                     3,805

  Income From Discontinued Operations - Net Of Applicable Income Taxes                   ----                       531
                                                                                -------------              ------------

NET INCOME                                                                      $       4,964              $      4,336
                                                                                =============              ============


EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                               $        0.24              $       0.19

INCOME FROM DISCONTINUED OPERATIONS                                                      ----                      0.02
                                                                                -------------              ------------

NET INCOME                                                                      $        0.24              $       0.21
                                                                                =============              ============


EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                               $        0.24               $      0.18

INCOME FROM DISCONTINUED OPERATIONS                                                      ----                      0.02

                                                                                -------------              ------------
NET INCOME                                                                      $        0.24              $       0.20
                                                                                =============              ============


                   The accompanyng notes are an integral part
                         of these financial statements.

                               JASON INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                                        FOR THE SIX MONTHS ENDED
                                                                    -------------------------------
                                                                        JUNE 25,        JUNE 26,
                                                                          1999            1998
                                                                    --------------    -------------

                                                                            (UNAUDITED)

NET SALES                                                                $ 210,576    $ 190,067

COST OF SALES                                                              160,903      147,633
                                                                         ---------    ---------

  Gross Profit                                                              49,673       42,434

SELLING AND ADMINISTRATIVE EXPENSES                                         32,967       28,877
                                                                         ---------    ---------

  Operating Income                                                          16,706       13,557

INTEREST EXPENSE                                                             3,181        3,555

OTHER (INCOME) EXPENSE                                                        (448)        (925)
                                                                         ---------    ---------

  Income Before Income Taxes                                                13,973       10,927

PROVISION FOR INCOME TAXES                                                   5,448        4,263
                                                                         ---------    ---------

  Income From Continuing Operations                                          8,525        6,664

  Income From Discontinued Operations - Net Of Applicable Income Taxes        ----        1,278

                                                                         ---------    ---------
NET INCOME                                                               $   8,525    $   7,942
                                                                         =========    =========


EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS                                        $    0.42    $    0.33

INCOME FROM DISCONTINUED OPERATIONS                                           ----         0.06

                                                                         ---------    ---------
NET INCOME                                                               $    0.42    $    0.39
                                                                         =========    =========


EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS                                        $    0.41    $    0.31

INCOME FROM DISCONTINUED OPERATIONS                                           ----         0.06

                                                                         ---------    ---------
NET INCOME                                                               $    0.41    $    0.37
                                                                         =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                               JASON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                            JUNE 25,              DECEMBER 25,
                                                             1999                    1998
                                                      -----------------         --------------
                                                         (Unaudited)
ASSETS
Current Assets
  Cash And Cash Equivalents                              $  1,402                 $  30,676
  Accounts Receivable - Net                                57,675                    46,558
  Inventories                                              44,056                    46,368
  Deferred Income Taxes                                     5,663                     5,663
  Other Current Assets                                      5,886                     4,732
                                                        ---------                 ---------
    Total Current Assets                                  114,682                   133,997
                                                        ---------                 ---------

Property, Plant and Equipment
  Cost                                                    182,906                   172,965
  Less - Accumulated Depreciation                         (86,733)                  (80,268)
                                                        ---------                 ---------
    Net Property, Plant and Equipment                      96,173                    92,697
                                                        ---------                 ---------


Intangible Assets - Net                                    85,621                    70,421
Other Assets                                                1,275                     2,066
                                                        ---------                 ---------
                                                        $ 297,751                 $ 299,181
                                                        =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                     $  10,906                 $  29,947
  Accounts Payable                                         30,241                    26,557
  Accrued Compensation & Employee Benefits                 16,193                    15,942
  Accrued Interest                                            898                     1,059
  Accrued Income Taxes                                      2,674                     1,551
  Other Current Liabilities                                14,557                    13,849
                                                        ---------                 ---------

    Total Current Liabilities                              75,469                    88,905

Revolving Loan                                             17,875                       ---
Other Long-Term Debt                                       53,284                    62,849
Deferred Income Taxes                                      11,638                    15,345
Other Long-Term Liabilities                                 1,462                     1,802
Postretirement Health And Other Benefits                    6,286                     6,337
                                                        ---------                 ---------
    Total Liabilities                                     166,014                   175,238
                                                        ---------                 ---------

Commitments and Contingencies                                 ---                       ---

SHAREHOLDERS' EQUITY
Common Stock & Additional
  Contributed Capital                                      35,828                    35,556
Retained Earnings                                          96,628                    88,103
Accumulated Other Comprehensive Income (Loss)                (719)                      284
                                                        ---------                 ---------

    Total Shareholders' Equity                            131,737                   123,943
                                                        ---------                 ---------
                                                        $ 297,751                 $ 299,181
                                                        =========                 =========


              The accompanying notes are an integral part of these
                              financial statements.

                               JASON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               For The Six Months Ended
                                                                             ----------------------------
                                                                               June 25,         June 26,
                                                                                 1999             1998
                                                                             -----------      -----------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Income From Continuing Operations                                           $  8,525          $  6,664
  Adjustments To Reconcile Income From Continuing Operations To Net Cash
   Provided By Operating Activities Of Continuing Operations:
      Depreciation                                                               8,051             6,505
      Amortization                                                               1,715             1,725
      Deferred Income Taxes                                                     (3,707)           (1,408)
    Increase (Decrease) In Cash, Excluding Effects Of
    Acquisitions, Due To Changes In:
      Accounts Receivable                                                      (11,188)           (5,508)
      Inventories                                                                1,760            (1,301)
      Other Current Assets                                                      (1,163)           (3,460)
      Accounts Payable                                                           4,284            (4,898)
      Accrued Compensation & Employee Benefits                                     724             1,004
      Accrued Interest                                                            (161)              (22)
      Accrued Income Taxes                                                       1,123               602
      Other, Net                                                                    58             8,641
                                                                              --------          --------
        Total Adjustments                                                        1,496             1,880
                                                                              --------          --------

Net Cash Provided By Operating Activities Of Continuing Operations              10,021             8,544

Net Cash Provided By Operating Activities Of Discontinued Operations              ----            12,239
                                                                              --------          --------

Net Cash Provided By Operating Activities                                       10,021            20,783
                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition Of Property, Plant And Equipment                              (9,758)           (6,586)
      Net Proceeds From Sale Of Discontinued Operations                           ----            31,224
      Disposal Of Property, Plant And Equipment, Net                                 8             1,401
      Other, Net                                                                     6               (17)
                                                                              --------          --------
Net Cash Provided (Used) For Investing Activities, Excluding Acquisitions       (9,744)           26,022
                                                                              --------          --------

Net Cash Provided (Used) Before Financing Activities, Excluding Acquisitions       277            46,805

Acquisition Of Net Assets, Net Of Cash Acquired                                (20,605)          (16,513)
                                                                              --------          --------

Net Cash Provided (Used) Before Financing Activities                           (20,328)           30,292
                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds From Revolving Loan                                              48,560            59,762
      Repayments Of Revolving Loan                                             (30,685)          (62,082)
      Repayments Of Other Long-Term Debt, Net                                  (27,093)           (1,671)
      Proceeds From Issuance Of Common Stock                                       272               239
                                                                              --------          --------
Net Cash (Used) Provided By Financing Activities                                (8,946)           (3,752)
                                                                              --------          --------

Net Increase (Decrease) In Cash And Cash Equivalents                           (29,274)           26,540
      Cash And Cash Equivalents, Beginning of Period                            30,676             3,835
                                                                              --------          --------

      Cash And Cash Equivalents, End of Period                                $  1,402          $ 30,375
                                                                              ========          ========

      Cash Paid For:
        Interest                                                                 3,132             4,044
        Income Taxes                                                             7,911             5,952

                     The accompanying notes are an integral
                       part of these financial statements.

                               JASON INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

Jason Incorporated (the "Company" or "Jason") operates in two primary business segments: motor vehicle products and industrial products. Motor vehicle products include the manufacture and marketing of nonwoven needled fiber insulation, dielectric padding and other interior trim products primarily for the automotive industry but also for furniture and industrial uses, plus seating products for motorcycles, construction, agricultural and lawn/turf care equipment. Industrial products include the manufacture and marketing of industrial brushes, buffing wheels and compounds used by manufacturers to finish a wide variety of manufactured products, plus the manufacture and marketing of precision components such as precision stampings, wire form components and expanded metal products.

The financial statements at June 25, 1999 and June 26, 1998 and for the three and six month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six month periods ended June 25, 1999 are not necessarily indicative of the results that may be expected for the full year or any other interim period.


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

On June 5, 1998, the Company completed the sale of its power generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying consolidated financial statements and related notes have been reclassified to reflect the power generation businesses as discontinued operations. Net cash proceeds from the sale approximated $30 million; there was no gain or loss on the sale. Sales and operating income of the power generation businesses for the period December 27, 1997 through June 5, 1998 were $61.0 million and $2.6 million, respectively. Sales and operating income for the period March 28, 1998 through June 5, 1998 were $30.8 million and $1.0 million, respectively.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):


                       JUNE 25,                 DECEMBER 25,
                         1999                       1998
                      ----------                -----------
                      (Unaudited)
Raw materials         $   21,055                $    19,881
Work in process            6,412                      5,817
Finished goods            16,589                     20,670
                      ----------                -----------
                      $   44,056                $    46,368
                      ==========                ===========

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

                                                 FOR THE THREE MONTHS ENDED
                                                       JUNE 25, 1999
                                      --------------------------------------------

                                         Income             Shares      Per Share
                                       (Numerator)       (Denominator)    Amount
                                      -------------      -------------  ----------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations  $ 4,964,000         20,391,644    $      .24
                                                                        ----------
EFFECT OF DILUTIVE SECURITIES
   Options                                  --               311,646
                                      -----------        -------------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions         $ 4,964,000         20,703,290    $      .24
                                      -----------        -------------  ----------



                                                 FOR THE THREE MONTHS ENDED
                                                        JUNE 26, 1998
                                         -------------------------------------------

                                            Income         Shares         Per Share
                                          (Numerator)   (Denominator)      Amount
                                         ------------   -------------    -----------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations      $3,805,000      20,258,571      $   .19
                                                                          -------
EFFECT OF DILUTIVE SECURITIES
   Options                                    --             586,967
   Convertible notes                         184,220       1,516,182
                                          ----------      ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions             $3,989,220      22,361,720      $   .18
                                          ----------      ----------      -------

                                  Page 9 of 20

                                                                    FOR THE SIX MONTHS ENDED
                                                                          JUNE 25, 1999
                                                      -----------------------------------------------------

                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------          ---------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $8,525,000          20,375,969             $  .42
                                                                                                 ------
EFFECT OF DILUTIVE SECURITIES
   Options                                                 --                326,144
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $8,525,000          20,702,113             $  .41
                                                      ----------          ----------             ------


                                                                    FOR THE SIX MONTHS ENDED
                                                                          JUNE 26, 1998
                                                     ------------------------------------------------------

                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                     ------------       -------------          --------
BASIC EARNINGS PER COMMON SHARE
  Income from continuing operations                   $6,664,000         20,248,644             $  .33
                                                                                                ------
EFFECT OF DILUTIVE SECURITIES
   Options                                                    --            556,285
   Convertible notes                                     368,440         1, 516,182
                                                      ----------        -----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $7,032,440         22,321,111             $  .31
                                                      ----------         ----------             ------

The impact of the assumed conversion of the $17,057,000 convertible notes was included within the earnings per share calculations only for the 1998 periods as these notes were repaid on January 3, 1999.


NOTE 5 - COMPREHENSIVE INCOME

Total Comprehensive Income amounted to $4,326,000 and $4,394,000 for the three months ended June 25, 1999 and June 26, 1998, respectively. Total Comprehensive Income for the three months ended June 25, 1999 is comprised of net income of $4,964,000 and Other Comprehensive Income (Loss) of ($638,000). Total Comprehensive Income for the three months ended June 26, 1998 is comprised of net income of $4,336,000 and Other Comprehensive Income (Loss) of $58,000. Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.

Total Comprehensive Income amounted to $7,522,000 and $7,920,000 for the six months ended June 25, 1999 and June 26, 1998, respectively. Total Comprehensive Income for the six months ended June 25, 1999 is comprised of net income of $8,525,000 and Other Comprehensive Income (Loss) of $(1,003,000). Total Comprehensive Income for the six months ended June 26, 1998 is comprised of net income of $7,942,000 and Other Comprehensive Income (Loss) of $(22,000). Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.


NOTE 6 - SEGMENT INFORMATION


The Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (motor vehicle products and industrial products) since the long term financial performance of these segments is affected by similar economic conditions. The Company evaluates performance based on operating earnings of the respective business units. Segment detail is summarized as follows (in thousands of dollars):




                                     SIX MONTHS ENDED         THREE MONTHS ENDED
                                 ------------------------   ----------------------
                                   JUNE 25,    JUNE 26,     JUNE 25,    JUNE 26,
                                     1999        1998         1999        1998
                                 ----------  ----------   -----------  -----------
                                                 (Unaudited)
Net Sales:
  Motor vehicle products         $ 115,615    $ 106,272    $  59,648    $  53,298
  Industrial products               94,961       83,795       48,728       46,104
                                 ---------    ---------    ---------    ---------
                                 $ 210,576    $ 190,067    $ 108,376    $  99,402
                                 =========    =========    =========    =========
Operating Income:
  Motor vehicle products         $  12,938    $  10,361    $   7,369    $   5,636
  Industrial products                5,165        4,734        3,020        2,896
                                 ---------    ---------    ---------    ---------
                                    18,103       15,095       10,389        8,532
  Corporate and other expenses      (1,397)      (1,538)        (694)        (765)
                                 ---------    ---------    ---------    ---------
                                 $  16,706    $  13,557    $   9,695    $   7,767
                                 =========    =========    =========    =========

                                 JUNE 25,        JUNE 26,
                                  1999            1998
                             --------------- --------------
                                     (Unaudited)
Identifiable Assets:
  Motor vehicle products          $132,017     $119,294
  Industrial products              158,093      142,100
  Corporate                          7,641       44,032
                                  --------     --------
                                  $297,751     $305,426
                                  ========     ========


                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On June 5, 1998, the Company completed the sale of its power generation business to a management led group backed by Saw Mill Capital L.L.C. As such, the accompanying consolidated financial statements and related notes have been reclassified to reflect the power generation businesses as discontinued operations. Net cash proceeds from the sale approximated $30 million; there was no gain or loss on the sale. Sales and operating income of the power generation businesses for the period December 27, 1997 through June 5, 1998 were $61.0 million and $2.6 million, respectively. Sales and operating income for the period March 28, 1998 through June 5, 1998 were $30.8 million and $1.0 million, respectively.



RESULTS OF OPERATIONS

Three months ended June 25, 1999 compared to the three months ended June 26, 1998:

Sales from continuing operations for the three months ended June 25, 1999 increased by 9% from $99,402,000 for the three months ended June 26, 1998 to $108,376,000. Sales of motor vehicle products increased by 12% from $53,298,000 to $59,648,000. Sales of industrial products increased by 6% from $46,104,000 to $48,728,000.

The higher motor vehicle products sales resulted from increases in the automotive products business. The Company's automotive products sales were up 13% in the second quarter of 1999 compared to the prior year. The U.S. automobile industry built 11% more vehicles in the second quarter of 1999 compared to the same quarter last year. Additionally, automotive products sales were favorably impacted by an increase in the Company's content per vehicle resulting from improved sales of the Marabond(R) moldable insulation product compared to the prior year. The inclusion of the recently acquired Colne, England acoustical insulation manufacturing and molding operations had the effect of increasing automotive products sales by 3% for the second quarter of 1999. The Company's second quarter 1999 seating products sales were about equal to the sales level realized in the second quarter of 1998.

The increase in industrial products sales in the second quarter of 1999 compared with last year was primarily the result of the February 1999 acquisition of Sealeze Corporation. Additionally, second quarter 1999 sales for the Osborn International brush businesses and the components businesses were up approximately 2% from the prior year, while sales for the JacksonLea buff and compound business were down slightly.

Operating income from continuing operations increased in the second quarter of 1999 from $7,767,000 in the second quarter of 1998 to $9,695,000.

Operating income for the motor vehicle products segment improved from $5,636,000 in the second quarter of 1998 to $7,369,000 due primarily to higher volume in the automotive businesses, as discussed above. Second quarter 1999 operating income also improved in the seating business as second quarter 1998 results included one time costs incurred in the conversion to cellular manufacturing.

Operating income for the industrial products segment improved from $2,896,000 in the second quarter of 1998 to $3,020,000. This increase was principally the result of operating income generated by Sealeze Corporation which was acquired in February 1999.

Corporate expenses decreased from $765,000 in the second quarter of 1998 to $694,000. This decrease is primarily due to a decrease in management incentive compensation.

Interest expense from continuing operations decreased from $1,942,000 in the second quarter of 1998 to $1,659,000 due to lower average domestic debt levels which is a result of cash flow from operations generated during the past year and the proceeds received from the sale of the power generation businesses in June 1998; cash received from these sources more than offset cash used in the purchases of Sealeze Corporation and the Colne, England acoustical insulation and molding operations. The decrease in other income in the second quarter of 1999 compared to last year is primarily due to a decrease in the minority interest in losses at Suroflex as the Company purchased the minority share in October 1998.

Six months ended June 25, 1999 compared to the six months ended June 26, 1998:

Sales for the six months ended June 25, 1999 increased by 11% from $190,067,000 for the six months ended June 26, 1998 to $210,576,000. Sales of motor vehicle products increased by 9% from $106,272,000 to $115,615,000. Sales of industrial products increased by 13% from $83,795,000 to $94,961,000.

The higher motor vehicle products sales were entirely the result of an increase in automotive products business sales. Automotive products sales increased by 13%. The U.S. automobile industry built 11% more vehicles in the first half of 1999 compared to the same period last year. Additionally, automotive products sales were favorably impacted by an increase in the Company's content per vehicle resulting from improved sales of the Marabond(R) moldable insulation product compared to the prior year. The February 1999 acquisition of the Colne, England acoustical insulation manufacturing and molding operation had the effect of increasing automotive products sales by 2% for the first half of 1999. The Company's seating products business was down 3% in the first half of 1999 compared to the prior year. This was primarily the result of a decrease in Harley-Davidson parts and accessories business due to an adjustment of their inventory levels.

Industrial products sales in the first half of 1999 were up compared to last year due primarily to the acquisitions of Brushes International in March 1998 and Sealeze Corporation in February 1999; slight increases were also achieved by the Company's components businesses. First half 1999 sales for the JacksonLea buff and compound business were down slightly from the same period in the prior year.

Operating income from continuing operations increased in the first half of 1999 from $13,557,000 in the first half of 1998 to $16,706,000.

Operating income for the motor vehicle products segment improved from $10,361,000 in the first half of 1998 to $12,938,000 due primarily to higher volume in the automotive businesses, as discussed above. These results more than offset reduced profitability in the seating business caused by lower volume in the first half of 1999 as compared to the prior year and a higher mix of lower margin products.

Operating income for the industrial products segment increased from $4,734,000 in the first half of 1998 to $5,165,000 due to increased operating income at Osborn International resulting from the acquisition of Brushes International in March 1998 and from the acquisition of Sealeze Corporation in February 1999.

Corporate expenses decreased from $1,538,000 in the first half of 1998 to $1,397,000. This decrease is primarily due to management incentive compensation.

Interest expense from continuing operations decreased from $3,555,000 in the first half of 1998 to $3,181,000 due to lower average domestic debt levels which is a result of cash flow from operations and the proceeds received from the sale of the power generation businesses. The decrease in other income in the first half of 1999 compared to the first half of 1998 is primarily a result of a one time gain on the sale of assets last year and a decrease in the minority interest in losses at Suroflex as the Company purchased the minority share in October 1998.

The Company's effective income tax rate for the second quarter and first half of 1999 was 39% which is the same as the rate for the second quarter and first half of 1998.

FUTURE ACCOUNTING CHANGES

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. This Statement is effective for fiscal years beginning after June 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1999, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. In March 1999, the Company entered into a new $50 million credit agreement with its two banks. As of June 25, 1999, the Company had available unused borrowing capacity of $30.2 million under this bank revolving loan facility. During the first half of 1998, the Company also satisfied the capital requirements of its operations with internally generated funds; it also used the net proceeds from the sale of the power generation businesses to pay off the balance outstanding under the revolving loan facility in June 1998.

During the first half of 1999, working capital decreased by $5,879,000 from $45,092,000 at December 25, 1998, to $39,213,000 at June 25, 1999. This decrease in working capital was the result of a decrease in cash and cash equivalents which were used to partially fund the 1999 acquisitions of the Colne, England acoustical insulation manufacturing and molding operations and Sealeze Corporation.

During the first half of 1999, the Company generated $10,021,000 in cash from continuing operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first half of 1999 and 1998, the Company made capital expenditures of $9,758,000 and $6,586,000, respectively. The major first half 1999 expenditures were in the motor vehicle products segment for equipment at Janesville Products and Sackner to support new programs and to improve efficiency. The major first half 1998 expenditures were in the motor vehicle products segment for equipment at Milsco to support the conversion to cellular manufacturing, at Janesville Products to support new programs and to improve efficiency, and in the industrial products segment for equipment to support new programs. No significant commitments are outstanding as of June 25, 1999.


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

YEAR 2000 ISSUES

The Company's State of Readiness - The Company's main financial and manufacturing hardware and software systems have been tested and are now believed to be year 2000 compliant. This was accomplished primarily through systems upgrades and maintenance performed over the last few years to enhance functionality of the systems, not solely to achieve year 2000 compliance. The only systems that remain to be upgraded for year 2000 are certain ancillary, mostly PC based, interface systems used for payroll, shop floor control and report writing functions. Year 2000 compliance for these systems is ongoing and is expected to be completed by mid to late 1999. Major customers and suppliers have been surveyed and to date the Company has not been made aware of significant year 2000 issues that would materially affect its business.

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

The Company's Contingency Plans - Within the next several months, the Company expects to be fully year 2000 compliant. To the extent that it has minor internal systems that are not year 2000 compliant by that time, the Company will have time to implement manual systems by year end 1999 which management believes will significantly reduce the financial risk to the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing interest rates on the majority of the Company's long-term debt. Fluctuation in commodity prices, for example steel and cotton cloth, are managed by strategic purchasing which generally provides the time necessary to allow for price increases to customers, where appropriate. In rare situations where commitments are made for extended periods (more than 60 days), outside of functional currencies, for example, a commitment to purchase European equipment for use in a U.S. plant which will take six months to deliver, exposure is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of derivative financial instruments and are used only where there is an underlying exposure and not for trading or speculative purposes. At June 25, 1999 there were no outstanding hedging transactions.

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

          (a) The Annual Meeting of Shareholders was held on April 21, 1999.

          (b) Not Applicable.

          (c) At the Annual Meeting the shareholders:

              (i) Voted to elect six directors to serve until the 2000 Annual Meeting of Shareholders. Each nominee was elected by a vote of the shareholders as follows:


        DIRECTOR                         FOR                      WITHHELD
        --------                         ---                      --------
     Vincent L. Martin               18,788,329                    2,145
     Mark Train                      18,788,324                    2,150
     Frank Jones                     18,784,284                    6,190
     Wayne Oldenburg                 18,768,289                   22,185
     Wayne Fethke                    18,784,440                    6,034
     David Drury                     18,784,440                    6,034

              (ii)  Voted to ratify the appointment of PricewaterhouseCoopers
                    LLP as independent auditors of the Corporation for the 1999 fiscal year as follows:
                    FOR:                 18,785,461
                    AGAINST:                  4,425
                    ABSTAINED:                  588

        (d)    Not Applicable.


ITEM 5 Other Information:
                   On April 21, 1999, the Board of Directors appointed John Hengel as a Vice President of the Company, effective July 1, 1999.

ITEM 6   (a)      Financial Data Schedule
         (b)      Reports on Form 8-K - None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           JASON INCORPORATED (Registrant)


                           by
                             -----------------------------------------
                           John J. Hengel
                           Vice President - Finance
                           (Chief Financial Officer)