Form 10-Q
period 1999-09-24
JASON INC
filed 1999-10-28
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(Mark One)
         (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 1999   or

         ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from           to
                                       -----------   -----------

         COMMISSION FILE NUMBER 0-16059


                               JASON INCORPORATED
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                      39-1756840
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


         411 EAST WISCONSIN AVENUE, SUITE 2120, MILWAUKEE, WI 53202
          (Address of principal executive offices)       (Zip Code)


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

On September 24, 1999 there were outstanding 20,414,329 shares of the Registrant's $.10 par value common stock.

                               JASON INCORPORATED

                                    FORM 10-Q

                               SEPTEMBER 24, 1999

                                      INDEX
                                      -----




PART I.  FINANCIAL INFORMATION                                                                PAGE NO.
                                                                                              --------

Consolidated Statements of Income for the Three Months
     Ended September 24, 1999 and September 25, 1998....................................         3

Consolidated Statements of Income for the Nine Months
     Ended September 24, 1999 and September 25, 1998...................................          4

Consolidated Balance Sheets as at September 24, 1999 and
     December 25, 1998 .................................................................         5

Consolidated Statements of Cash Flows for the Nine Months
     Ended September 24, 1999 and September 25, 1998 ...................................         6

Notes to Consolidated Financial Statements .............................................      7 - 11

Management's Discussion and Analysis of
     Results of Operations and Financial Condition .....................................     12 - 18





PART II.  OTHER INFORMATION

Item 1        Legal Proceedings ........................................................        19

Item 2        Changes in Securities and Use of Proceeds ................................        19

Item 3        Defaults Upon Senior Securities ..........................................        19

Item 4        Submission of Matters to a Vote of
                  Security Holders .....................................................        19

Item 5        Other Information ........................................................        19

Item 6        (a)  Exhibits ............................................................        19

              (b)  Reports on Form 8-K .................................................        19

Signatures .............................................................................        19

                               JASON INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)




                                                                                      FOR THE THREE MONTHS ENDED
                                                                                  -----------------------------------
                                                                                   SEPTEMBER 24,       SEPTEMBER 25,
                                                                                       1999                1998
                                                                                  -------------        --------------
                                                                                              (UNAUDITED)
                                                                                              -----------
NET SALES                                                                            $ 101,775            $ 98,141

COST OF SALES                                                                           78,637              76,890
                                                                                     ---------            --------

  GROSS PROFIT                                                                          23,138              21,251

SELLING AND ADMINISTRATIVE EXPENSES                                                     15,736              15,744
                                                                                     ---------            --------

  OPERATING INCOME                                                                       7,402               5,507

INTEREST EXPENSE                                                                         1,502               1,544

OTHER (INCOME) EXPENSE                                                                    (140)                (94)
                                                                                     ---------            --------

  INCOME BEFORE INCOME TAXES                                                             6,040               4,057

PROVISION FOR INCOME TAXES                                                               2,354               1,582
                                                                                     ---------            --------

  INCOME FROM CONTINUING OPERATIONS                                                      3,686               2,475

  INCOME FROM DISCONTINUED OPERATIONS - NET OF APPLICABLE INCOME TAXES                      --                  --
                                                                                     ---------            --------
NET INCOME
                                                                                     $   3,686            $  2,475
                                                                                     =========            ========

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS
                                                                                     $    0.18            $   0.12
INCOME FROM DISCONTINUED OPERATIONS                                                         --                  --
                                                                                     ---------            --------
NET INCOME
                                                                                     $    0.18            $   0.12
                                                                                     =========            ========

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS
                                                                                     $    0.18            $   0.12
INCOME FROM DISCONTINUED OPERATIONS                                                         --                  --
                                                                                     ---------            --------
NET INCOME
                                                                                     $    0.18            $   0.12
                                                                                     =========            ========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                               JASON INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                                                        FOR THE NINE MONTHS ENDED
                                                                                  -----------------------------------
                                                                                  SEPTEMBER 24,         SEPTEMBER 25,
                                                                                      1999                  1998
                                                                                  -----------           -------------
                                                                                               (UNAUDITED)
                                                                                               -----------
NET SALES                                                                           $ 312,351            $ 288,208

COST OF SALES                                                                         239,540              224,523
                                                                                    ---------            ---------

  GROSS PROFIT                                                                         72,811               63,685

SELLING AND ADMINISTRATIVE EXPENSES                                                    48,703               44,621
                                                                                    ---------            ---------

  OPERATING INCOME                                                                     24,108               19,064

INTEREST EXPENSE                                                                        4,683                5,099

OTHER (INCOME) EXPENSE                                                                   (588)              (1,019)
                                                                                    ---------            ---------

  INCOME BEFORE INCOME TAXES                                                           20,013               14,984

PROVISION FOR INCOME TAXES                                                              7,802                5,845
                                                                                    ---------            ---------

  INCOME FROM CONTINUING OPERATIONS                                                    12,211                9,139

  INCOME FROM DISCONTINUED OPERATIONS - NET OF APPLICABLE INCOME TAXES
                                                                                           --                1,278
NET INCOME                                                                          ---------            ---------
                                                                                    $  12,211            $  10,417
                                                                                    =========            =========

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS
                                                                                    $    0.60            $    0.45
INCOME FROM DISCONTINUED OPERATIONS
                                                                                           --                 0.06
NET INCOME                                                                          ---------            ---------
                                                                                    $    0.60            $    0.51
                                                                                    =========            =========

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS
                                                                                    $    0.59            $    0.43
INCOME FROM DISCONTINUED OPERATIONS
                                                                                           --                 0.06
                                                                                    ---------            ---------
NET INCOME                                                                          $    0.59            $    0.49
                                                                                    =========            =========



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                               JASON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)



                                                                                 SEPTEMBER 24,        DECEMBER 25,
                                                                                     1999                 1998
                                                                                 -------------        ------------
                                                                                            (UNAUDITED)
                                                                                            -----------
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                       $   1,997           $  30,676
  ACCOUNTS RECEIVABLE - NET                                                          56,486              46,558
  INVENTORIES                                                                        44,764              46,368
  DEFERRED INCOME TAXES                                                               5,663               5,663
  OTHER CURRENT ASSETS                                                                6,238               4,732
                                                                                  ---------           ---------
    TOTAL CURRENT ASSETS                                                            115,148             133,997
                                                                                  ---------           ---------

PROPERTY, PLANT AND EQUIPMENT
  COST                                                                              187,961             172,965
  LESS - ACCUMULATED DEPRECIATION                                                   (90,298)            (80,268)
                                                                                  ---------           ---------
    NET PROPERTY, PLANT AND EQUIPMENT                                                97,663              92,697
                                                                                  ---------           ---------


INTANGIBLE ASSETS - NET                                                              85,027              70,421
OTHER ASSETS                                                                          1,217               2,066
                                                                                  ---------           ---------
                                                                                  $ 299,055           $ 299,181
                                                                                  =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT PORTION OF LONG-TERM DEBT                                               $  11,431           $  29,947
  ACCOUNTS PAYABLE                                                                   30,310              26,557
  ACCRUED COMPENSATION & EMPLOYEE BENEFITS                                           18,560              15,942
  ACCRUED INTEREST                                                                    1,524               1,059
  ACCRUED INCOME TAXES                                                                1,483               1,551
  OTHER CURRENT LIABILITIES                                                          13,383              13,849
                                                                                  ---------           ---------

    TOTAL CURRENT LIABILITIES                                                        76,691              88,905

REVOLVING LOAN                                                                       15,645                  --
OTHER LONG-TERM DEBT                                                                 52,190              62,849
DEFERRED INCOME TAXES                                                                10,954              15,345
OTHER LONG-TERM LIABILITIES                                                           1,505               1,802
POSTRETIREMENT HEALTH AND OTHER BENEFITS                                              6,318               6,337
                                                                                  ---------           ---------
    TOTAL LIABILITIES                                                               163,303             175,238
                                                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES                                                            --                  --

SHAREHOLDERS' EQUITY
COMMON STOCK & ADDITIONAL
  CONTRIBUTED CAPITAL                                                                35,882              35,556
RETAINED EARNINGS                                                                   100,314              88,103
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                          (444)                284
                                                                                  ---------           ---------

    TOTAL SHAREHOLDERS' EQUITY                                                      135,752             123,943
                                                                                  ---------           ---------
                                                                                  $ 299,055           $ 299,181
                                                                                  =========           =========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                               JASON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                        FOR THE NINE MONTHS ENDED
                                                                                    ----------------------------------
                                                                                     SEPTEMBER 24,      SEPTEMBER 25,
                                                                                         1999              1998
                                                                                    --------------      --------------
                                                                                             (UNAUDITED)
                                                                                             -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  INCOME FROM CONTINUING OPERATIONS                                                  $ 12,211           $  9,139
  ADJUSTMENTS TO RECONCILE INCOME FROM CONTINUING OPERATIONS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
      DEPRECIATION                                                                     12,148             10,364
      AMORTIZATION                                                                      2,623              2,421
      DEFERRED INCOME TAXES                                                            (4,391)            (3,815)
    INCREASE (DECREASE) IN CASH, EXCLUDING EFFECTS OF
    ACQUISITIONS, DUE TO CHANGES IN:
      ACCOUNTS RECEIVABLE                                                              (9,946)            (3,875)
      INVENTORIES                                                                       1,104             (3,561)
      OTHER CURRENT ASSETS                                                             (1,520)            (1,742)
      ACCOUNTS PAYABLE                                                                  4,289             (1,069)
      ACCRUED COMPENSATION & EMPLOYEE BENEFITS                                          2,580              1,267
      ACCRUED INTEREST                                                                    465                611
      ACCRUED INCOME TAXES                                                                (68)               246
      OTHER, NET                                                                         (590)             2,275
                                                                                     --------           --------
        TOTAL ADJUSTMENTS                                                               6,694              3,122
                                                                                     --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                     18,905             12,261

NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                       --             12,239
                                                                                     --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              18,905             24,500
                                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

      ACQUISITION OF PROPERTY, PLANT AND EQUIPMENT                                    (15,357)           (12,799)
      NET PROCEEDS FROM SALE OF DISCONTINUED OPERATIONS                                    --             31,799
      DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT, NET                                      235              1,476
      OTHER, NET                                                                         (182)                89
                                                                                     --------           --------
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES, EXCLUDING ACQUISITIONS             (15,304)            20,565
                                                                                     --------           --------

NET CASH PROVIDED BEFORE FINANCING ACTIVITIES, EXCLUDING ACQUISITIONS                   3,601             45,065
                                                                                     --------           --------

ACQUISITION OF NET ASSETS, NET OF CASH ACQUIRED                                       (20,605)           (16,513)

NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES                                  (17,004)            28,552

CASH FLOWS FROM FINANCING ACTIVITIES

      PROCEEDS FROM REVOLVING LOAN                                                     58,725             59,762
      REPAYMENTS OF REVOLVING LOAN                                                    (43,080)           (62,082)
      REPAYMENTS OF OTHER LONG-TERM DEBT, NET                                         (27,646)            (1,641)
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                              326                530
                                                                                     --------           --------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                  (11,675)            (3,431)
                                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (28,679)            25,121
      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   30,676              3,835
                                                                                     --------           --------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  1,997           $ 28,956
                                                                                     ========           ========

      CASH PAID FOR:

      INTEREST                                                                          4,091              4,962
      INCOME TAXES                                                                     12,148              8,727


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

The financial statements at September 24, 1999 and September 25, 1998 and for the three and nine month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine month periods ended September 24, 1999 are not necessarily indicative of the results that may be expected for the full year or any other interim period.


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


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):



                                                 SEPTEMBER 24,              DECEMBER 25,
                                                    1999                       1998
                                                   ------                     ------
                                                               (Unaudited)
Raw materials                                      $21,514                   $19,881
Work in process                                      6,270                     5,817
Finished goods                                      16,980                    20,670
                                                   -------                   -------
                                                   $44,764                   $46,368
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




                                                                   FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 24, 1999
                                                     ----------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------           ------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $3,686,000          20,406,554             $.18
                                                                                                 ----
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 290,009
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $3,686,000          20,696,563             $.18
                                                      ----------          ----------             ----





                                                                   FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 25, 1998
                                                     ----------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------           ------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $2,475,000          20,328,214             $.12
                                                                                                 ----
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 327,699
   Convertible notes                                     184,220           1,516,182
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $2,659,220          22,172,095             $.12
                                                      ----------          ----------             ----




                                                                    FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 24, 1999
                                                     ----------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------           ------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                 $12,211,000          20,386,164             $.60
                                                                                                 ----
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 312,615
                                                     -----------         -----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                        $12,211,000          20,698,779             $.59
                                                     -----------          ----------             ----



                                                                    FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 25, 1998
                                                     ----------------------------------------------------
                                                        Income             Shares              Per Share
                                                      (Numerator)       (Denominator)           Amount
                                                      -----------       -------------           ------
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                  $9,139,000          20,275,168             $.45
                                                                                                 ----
EFFECT OF DILUTIVE SECURITIES
   Options                                                --                 470,171
   Convertible notes                                     552,660           1,516,182
                                                      ----------          ----------
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations
     plus assumed conversions                         $9,691,660          22,261,521             $.43
                                                      ----------          ----------             ----


The impact of the assumed conversion of the $17,057,000 convertible notes was included within the earnings per share calculations only for the 1998 periods as these notes were repaid on January 3, 1999.


NOTE 5 - COMPREHENSIVE INCOME

Total Comprehensive Income amounted to $3,961,000 and $3,036,000 for the three months ended September 24, 1999 and September 25, 1998, respectively. Total Comprehensive Income for the three months ended September 24, 1999 is comprised of net income of $3,686,000 and Other Comprehensive Income (Loss) of $275,000. Total Comprehensive Income for the three months ended September 25, 1998 is comprised of net income of $2,475,000 and Other Comprehensive Income (Loss) of $561,000. Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.

Total Comprehensive Income amounted to $11,483,000 and $10,956,000 for the nine months ended September 24, 1999 and September 25, 1998, respectively. Total Comprehensive Income for the nine months ended September 24, 1999 is comprised of net income of $12,211,000 and Other Comprehensive Income (Loss) of $(728,000). Total Comprehensive Income for the nine months ended September 25, 1998 is comprised of net income of $10,417,000 and Other Comprehensive Income
(Loss) of $539,000. Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.


NOTE 6 - SEGMENT INFORMATION

The Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (motor vehicle products and industrial products) since the long term financial performance of the units in each segment is affected by similar economic conditions. The Company evaluates performance based on operating earnings of the respective business units. Segment detail is summarized as follows (in thousands of dollars):





                                              NINE MONTHS ENDED                THREE MONTHS ENDED
                                       ------------------------------- --------------------------------
                                       SEPTEMBER 24,    SEPTEMBER 25,    SEPTEMBER 24,    SEPTEMBER 25,
                                          1999             1998              1999            1998
                                       -------------    -------------    -------------    -------------
                                                                  (Unaudited)

Net Sales:
    Motor vehicle products                  $ 171,361        $ 156,438        $  55,746         $ 50,166
    Industrial products                       140,990          131,770           46,029           47,975
                                            ---------        ---------        -- ------         --------
                                            $ 312,351        $ 288,208        $ 101,775         $ 98,141
                                            =========        =========        =========         ========

Operating Income:
    Motor vehicle products                  $  18,391        $  13,845        $   5,453         $  3,429
    Industrial products                         7,887            7,591            2,722            2,791
                                            ---------        ---------        -- ------         --------
                                               26,278           21,436            8,175            6,220
    Corporate and other expenses               (2,170)          (2,372)            (773)            (713)
                                            ---------        ---------        -- ------         --------
                                            $  24,108        $  19,064        $   7,402         $  5,507
                                            =========        =========        =========         ========




                                       SEPTEMBER 24,     SEPTEMBER 25,
                                           1999             1998
                                       -------------     -------------
                                                (Unaudited)

Identifiable Assets:
    Motor vehicle products              $ 134,549        $ 121,152
    Industrial products                   157,155          144,906
    Corporate                               7,351           39,618
                                        ---------        ---------
                                        $ 299,055        $ 305,676
                                        =========        =========

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

RESULTS OF OPERATIONS

Three months ended September 24, 1999 compared to the three months ended September 25, 1998:

Sales from continuing operations for the three months ended September 24, 1999 increased by 4% from $98,141,000 for the three months ended September 25, 1998 to $101,775,000. Sales of motor vehicle products increased by 11% from $50,166,000 to $55,746,000. Sales of industrial products decreased by 4% from $47,975,000 to $46,029,000.

The higher motor vehicle products sales resulted from sales increases in both the automotive and seating products businesses. The Company's automotive products sales were up 11% in the third quarter of 1999 compared to the prior year. The North American automobile industry built 15% more vehicles in the third quarter of 1999 compared to the same quarter last year. Additionally, automotive products sales were favorably impacted by an increase in the Company's content per vehicle resulting from improved sales of Marabond(R) moldable insulation products compared to the prior year. The February 1999 acquisition of the Colne, England acoustical insulation manufacturing and molding operations also had the effect of increasing automotive products sales by 2% for the third quarter of 1999. These increases were partially offset by sales declines at Suroflex and Sackner Products caused by currency fluctuations and the timing of production levels on large programs which adversely impacted the third quarter of 1999 on a comparative basis. The Company's seating products sales also increased 11% in the third quarter of 1999 compared to the third quarter of 1998 due principally to strong sales to the lawn/turf care industry.

The decrease in industrial products sales in the third quarter of 1999 compared with the prior year was primarily the result of sales declines experienced by the Company's Osborn International brush businesses caused by strong third quarter 1998 sales, the impact of currency fluctuations and softness in export markets. These declines were partially offset by sales from the February 1999 acquisition of Sealeze Corporation, which had the effect of increasing third quarter sales by 5%, and by third quarter 1999 sales increases realized by the components businesses approximating 4% over the prior year.

Operating income from continuing operations for the three months ended September 24, 1999 increased by 34% from $5,507,000 for the three months ended September 25, 1998 to $7,402,000.

Operating income for the motor vehicle products segment improved from $3,429,000 in the third quarter of 1998 to $5,453,000 due primarily to higher volume in the automotive businesses, as discussed above. Third quarter 1999 operating income also improved in the seating business due to higher 1999 sales levels and because third quarter 1998 results included one time costs incurred in the conversion to cellular manufacturing.

Operating income for the industrial products segment decreased from $2,791,000 in the third quarter of 1998 to $2,722,000. The decrease in operating income resulted from lower sales levels in the brush businesses, as discussed above, offset by increased earnings in the components businesses and operating income generated by Sealeze Corporation which was acquired in February 1999.

Corporate expenses increased from $713,000 in the third quarter of 1998 to $773,000. This increase is primarily due to an increase in management incentive compensation.

Interest expense from continuing operations decreased from $1,544,000 in the third quarter of 1998 to $1,502,000 due to lower average domestic debt levels which are a result of cash flow from operations generated during the past year and the proceeds received from the sale of the power generation businesses in June 1998; cash received from these sources more than offset cash used in the purchases of Sealeze Corporation and the Colne, England acoustical insulation and molding operations. The change in other income in the third quarter of 1999 compared to the prior year is not significant.

Nine months ended September 24, 1999 compared to the nine months ended September 25, 1998:

Sales for the nine months ended September 24, 1999 increased by 8% from $288,208,000 for the nine months ended September 25, 1998 to $312,351,000. Sales of motor vehicle products increased by 10% from $156,438,000 to $171,361,000. Sales of industrial products increased by 7% from $131,770,000 to $140,990,000.

The higher motor vehicle products sales resulted from sales increases in both the automotive and seating products businesses. Automotive products sales increased by 14%. The automobile industry in North America built 12% more vehicles in the first nine months of 1999 compared to the same period last year. Additionally, automotive products sales were favorably impacted by an increase in the Company's content per vehicle resulting from improved sales of Marabond(R) moldable insulation products compared to the prior year. The February 1999 acquisition of the Colne, England acoustical insulation manufacturing and molding operation had the effect of increasing automotive products sales by 2% for the first nine months of 1999. These increases were partially offset by a slight decline in sales at Suroflex due to currency fluctuations. Seating products sales were up approximately 2% in the first nine months of 1999 compared to the prior year.

This increase resulted from strong sales to lawn/turf care customers partially offset by reduced sales of Harley Davidson parts and accessories products which occurred in the first six months of 1999 from inventory adjustments made by this customer.

The increase in industrial products sales in the first nine months of 1999 compared to the prior year was due primarily to the acquisitions of Brushes International in March 1998 and Sealeze Corporation in February 1999; increases were also achieved by the Company's components businesses. Sales for the JacksonLea buff and compound business were down slightly from the same period in the prior year.

Operating income from continuing operations increased in the first nine months of 1999 from $19,064,000 in the first nine months of 1998 to $24,108,000.

Operating income for the motor vehicle products segment improved from $13,845,000 in the first nine months of 1998 to $18,391,000 due primarily to higher volume in the automotive products businesses, as discussed above. Slightly higher operating income was also generated in the seating products business as the profitability resulting from higher sales levels more than offset reduced profitability caused by a higher mix of lower margin products.

Operating income for the industrial products segment increased from $7,591,000 in the first nine months of 1998 to $7,887,000 due primarily to increased operating income resulting from the acquisition of Sealeze Corporation in February 1999.

Corporate expenses decreased from $2,372,000 in the first nine months of 1998 to $2,170,000. This decrease is primarily due to changes in management incentive compensation levels.

Interest expense from continuing operations decreased from $5,099,000 in the first nine months of 1998 to $4,683,000 due to lower average domestic debt levels which are a result of cash flow from operations and the proceeds received from the sale of the power generation businesses. The decrease in other income in the first nine months of 1999 compared to the same period in 1998 is primarily a result of a one time gain on the sale of assets in the first quarter of 1998 and a decrease in the minority interest in losses at Suroflex as the Company purchased the minority share in October 1998.

The Company's effective income tax rate for the third quarter and first nine months of 1999 was 39% which is the same as the rate for the third quarter and first nine months of 1998.

FUTURE ACCOUNTING CHANGES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 " was issued delaying the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. In March 1999, the Company entered into a new $50 million credit agreement with its two banks. As of September 24, 1999, the Company had available unused borrowing capacity of $32.1 million under this bank revolving loan facility. During the first nine months of 1998, the Company also satisfied the capital requirements of its operations with internally generated funds; it also used the net proceeds from the sale of the power generation businesses to pay off the balance outstanding under the revolving loan facility in June 1998.

During the first nine months of 1999, working capital decreased by $6,635,000 from $45,092,000 at December 25, 1998, to $38,457,000 at September 24, 1999.
This decrease in working capital was primarily the result of a decrease in cash and cash equivalents used to partially fund the 1999 acquisitions of the Colne, England acoustical insulation manufacturing and molding operations and Sealeze Corporation. The Company also used available cash to repay the $17,057,000 balance outstanding on the convertible notes which became due on January 3, 1999; however, this repayment had no net impact on working capital during 1999 as the notes had been included in current liabilities as of December 25, 1998.

During the first nine months of 1999, the Company generated $18,905,000 in cash from continuing operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

In the first nine months of 1999 and 1998, the Company made capital expenditures of $15,357,000 and $12,799,000, respectively. The major 1999 expenditures were in the motor vehicle products segment for equipment at Janesville Products and Sackner to support new programs and to improve efficiency and in the industrial products segment for equipment at Osborn to support new programs. The major 1998 expenditures were in the motor vehicle products segment for equipment at Milsco to support the conversion to cellular manufacturing, at Janesville Products to support new programs and to improve efficiency, and in the industrial products segment for equipment at JacksonLea, Osborn and the components businesses to support new programs at those locations. No significant commitments are outstanding as of September 24, 1999.


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


YEAR 2000 ISSUES

The Company's State of Readiness - The Company's main financial and manufacturing hardware and software systems have been tested and are believed to be year 2000 compliant. This was accomplished primarily through systems upgrades and maintenance performed over the last few years to enhance functionality of the systems, not solely to achieve year 2000 compliance. The only systems that remain to be tested and/or upgraded for year 2000 are certain minor, ancillary, mostly PC based systems. Year 2000 compliance for these systems is ongoing and any upgrades required are expected to be completed in late 1999. Major customers and suppliers have been surveyed and to date the Company has not been made aware of significant year 2000 issues that would materially affect its business.

Costs to Address the Company's Year 2000 Issues - The majority of the Company's year 2000 issues were corrected either through systems upgrades required for other business purposes or normal maintenance contracts. Therefore, these improvements have not resulted in costs significantly incremental to non-year 2000 planned information systems activities. The estimated costs to correct the remaining ancillary systems still not compliant are expected to be minor.

Risks to the Company for Year 2000 Issues - With regard to systems under the Company's control, management does not believe that the Company has significant exposure to the year 2000 issue since all critical systems have been tested. Additionally, if necessary, systems are capable of accepting manually entered data. The believed worst case scenario is that the Company would have to revert back to certain manual systems for a small portion of its systems, for example, shop floor labor collection or certain internal reporting functions. Our customers and vendors are at various stages of compliance, but management is not aware of significant year 2000 issues that would materially affect the Company's business with them. The Company will continue to monitor year 2000 compliance with its customers and vendors throughout the remainder of 1999, but will be unable to achieve the same degree of certainty that it has achieved with internal systems.

The Company's Contingency Plans - Before the end of the fiscal year, the Company expects to be fully year 2000 compliant or manual systems and processes will have been identified which management believes could be rapidly implemented to substantially mitigate any financial risk to the Company if an unforeseen year 2000 issue were to arise.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing interest rates on the majority of the Company's long-term debt. Fluctuation in commodity prices, for example steel and cotton cloth, are managed by strategic purchasing which generally provides the time necessary to allow for price increases to customers, where appropriate. In rare situations where commitments are made for extended periods (more than 60 days), outside of functional currencies, for example, a commitment to purchase European equipment for use in a U.S. plant which will take six months to deliver, exposure is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of derivative financial instruments and are used only where there is an underlying exposure and not for trading or speculative purposes. At September 24, 1999 there were no outstanding hedging transactions.

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

EURO CONVERSION

On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the "Euro". In the first phase, the permanent rates of exchange between the members' national currencies and the Euro have been established and monetary, capital, foreign exchange, and interbank markets will be converted to the Euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, Euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has operations in member countries of the EMU and, accordingly, has established action plans that are continuing to be implemented to address the Euro's impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Based on its current assessment, management believes that the costs of the Euro conversion will not have a material impact on the operations, cash flows or financial condition of the Company.


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

                                            JASON INCORPORATED (Registrant)


                                            by /s/ John J. Hengel
                                              --------------------------
                                            John J. Hengel
                                            Vice President - Finance
                                            (Chief Financial Officer)