Form 10-K405
period 1999-12-31
JASON INC
filed 2000-03-29
CIK 813471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
         |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999   or

         | | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from                to
                                           ----------------  ----------------
         COMMISSION FILE NUMBER 0-16059

                               JASON INCORPORATED
             (Exact name of registrant as specified in its charter)

                WISCONSIN                                         39-1756840
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of February 15, 2000: $127,992,820

Number of shares of Common Stock outstanding as of February 15, 2000: 20,445,353

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I



ITEM I.  BUSINESS

         Jason Incorporated ("Jason" or the "Company") is a diversified industrial manufacturing company with leading positions in niche markets throughout the world. Jason operates in two business segments: Motor Vehicle Products and Industrial Products. The Company manufactures a wide range of products for numerous industries, and has operations in the U.S. and 11 foreign countries.

         On January 31, 2000, the Company announced that it had signed a definitive merger agreement providing for the acquisition of the Company by a group consisting of Jason's senior management and Saw Mill Capital Fund II, LP, an affiliate of Saw Mill Capital LLC, a New York based private equity firm ("Saw Mill"). The management members of the group are Vincent L. Martin, Chairman of Jason and Mark Train, President and Chief Executive Officer of Jason. The transaction is to be structured as a merger of an indirect subsidiary of Saw Mill ("Merger Sub") with and into the Company with the Company as the surviving corporation. The merger agreement provides that shareholders of the Company (other than the Company, Merger Sub or shareholders who perfect their dissenters' rights) will receive $11.25 in cash for each share of Jason common stock. It is expected that the transaction will be submitted to shareholders for a vote and, if approved by the shareholders, will close in the second quarter of 2000. The transaction is also subject to a number of other conditions and, accordingly, no assurance can be given that the transaction will be completed.

         Information relating to the Company's two business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Note 13 - Segment Information" which are included in Items 7 and 8 of Part II of this report.

OVERVIEW

         The Company's Motor Vehicle Products segment includes the following three separate businesses serving different areas relating to motor vehicles:

         Automotive Acoustical Fiber Insulation. Automotive acoustical fiber insulation products are used primarily as an undercarpet floor insulator designed for lightweight, high performance noise reduction. Janesville Products, established in 1881, is the largest manufacturer of acoustical fiber insulation for the automotive industry in North America. The Company's German subsidiary, Suroflex, is a manufacturer of acoustical fiber insulation for the European automotive industry. Janesville U.K. produces acoustical fiber insulation for the U.K. automotive industry.

         Specialty Nonwovens. The Company's specialty nonwovens business unit, Sackner Products, established in 1916, designs and manufacturers polyester based products, used predominantly for acoustical insulation in the automotive and office furniture industries, and as air filters in a variety of applications. Sackner's automotive products, which represent approximately half of its sales, are used as door panel inserts and for interior acoustical trim applications.

         Seating. Milsco Manufacturing, established in 1924, designs and manufactures seating products for Harley-Davidson(R) motorcycles, construction equipment and turf care vehicles. Milsco has been the sole supplier of Harley-Davidson(R) motorcycle seats for over 60 years.

         The Company's Motor Vehicle Products segment has capitalized on the trend in the automotive industry toward larger vans and sport utility vehicles as well as the new requirements for acoustical materials that have higher acoustical performance and lower weight, that are cost effective and environmentally friendly. As a result, Jason's automotive acoustical fiber insulation business has increased its content per vehicle produced in North America by 42% over the last five years. This segment has also benefitted from the growth of Harley-Davidson and the turf care industry.

         The Company's Industrial Products segment is composed of the following two businesses serving various industries:

         Industrial Consumables consists of two separate business units:

         - Industrial Brushes. The Company's industrial brush business unit designs and manufactures a variety of industrial power, maintenance, strip and mill brushes, used in numerous manufacturing applications. This unit is composed of Osborn International and Sealeze and has been operating for over 100 years.

         - Industrial Buffs and Compounds. JacksonLea, established in 1931, designs and manufacturers industrial buffing wheels and compounds used in a variety of industrial finishing applications.

         Industrial Components. The Jason Components Group, established in 1919, produces custom ordered stampings, assemblies, wire forms and expanded metal products. This unit has capitalized on the trend of manufacturing companies to outsource their component assembly operations. This unit uses its design and engineering expertise and manufacturing capabilities to reduce its customers' product cost and increase their manufacturing flexibility.

PRODUCTS

         MOTOR VEHICLE PRODUCTS

         Automotive Acoustical Fiber Insulation

          Janesville's products are used as an undercarpet floor insulator or as insulation behind various interior trim parts of automobiles, light trucks and vans. In addition to its traditional products, Janesville has also been a leader in the development of special moldable insulation products which can be used for contoured shapes for both interior and trunk applications.

         Janesville manufactures a broad range of products under various trademarks, including Maratex(R) and Marabond(R). Maratex(R) is a needled nonwoven material manufactured from reclaimed textile fibers. Maratex(R) material currently represents the majority of Janesville's sales, generating approximately 58% of total sales in 1999. Marabond(R), introduced in 1994, is a thermoplastic nonwoven manufactured from reclaimed fibers which can be molded to conform to interior trim component shapes with variable thickness. Marabond(R) generated 42% of Janesville's 1999 sales and continues to benefit from the trend in the industry toward the increased use of moldable products because of their superior fit and finish characteristics. Therefore, the percentage of Janesville's sales comprised of Marabond(R) is expected to continue to increase. Janesville recently developed Marabond DL(R), a dual density lightweight acoustical product which has been extremely well received by potential customers.

         Suroflex offers a broader product line than Janesville Products. The majority of Suroflex's products are used in smaller non-floor interior trim applications. Suroflex manufactures products that include both phenolic and non-phenolic resins using two different nonwoven production technologies. Suroflex has recently developed and produced several non-phenolic materials which are gaining increasing attention from European OEMs. SURODUR is predominantly a phenolic product manufactured using an airlayed production process. SUROTHERM is also produced using airlayed technology but using non-phenolic binding materials, while SUROBOND is also a non-phenolic product but is produced using a carding process.

         Janesville U.K. produces phenolic materials, but will be converting certain of its production capacity to enable it to produce non-phenolic products. Historically, Janesville U.K.'s products have been used in various smaller interior trim applications primarily for Land Rover and Jaguar.

         Specialty Nonwovens

         Sackner manufactures polyester based products that are fabricated into components used in many automotive and non-automotive applications. Sackner's automotive products include dielectric padding, thermoformed door panel inserts with nonwoven substrate, and various interior trim insulation materials. Sackner's non-automotive products include acoustical and seating materials for office furniture, upholstery materials for residential furniture and air filtration products.

         Sackner manufactures PolyTex(TM), a thermobonded nonwoven pad comprised of 100% polyester fibers, which has been engineered with a variety of fiber types to achieve premium acoustical properties. In addition, Sackner fabricates PolyLite(TM), a light weight, cost effective polyester pad.

         Seating

         Milsco specializes in the design and manufacture of complete seating products for motorcycles and for vehicles used in agricultural, construction, industrial, and turf care applications. Milsco has been the sole supplier of original equipment seats to Harley-Davidson, Jason's second largest customer, for over 60 years. Milsco also manufactures original equipment saddle bags and other accessories for Harley-Davidson, plus a wide variety of seats, saddle bags and other products sold to Harley-Davidson for the aftermarket. In addition, Milsco designs and manufactures seats that are used on tractor backhoes, forklift trucks, turf care equipment, front end loaders, agricultural tractors and a variety of other vehicles for a variety of customers.


         During 1997, 1998 and 1999 sales of the Motor Vehicle Products segment accounted for approximately 59%, 54% and 55%, respectively, of the Company's total sales.

         INDUSTRIAL PRODUCTS

         Industrial Consumables

         (i) Industrial Brushes

         Jason Brush Group, the largest producer of industrial brushes in the world, manufactures industrial power, maintenance and mill brushes used in a variety of manufacturing applications, and strip brushes used in a variety of original equipment applications.

         Jason Brush Group manufactures and supplies thousands of different brushes which range from tiny micro abrasive brushes to wide-face brushes, which can be up to 16 inches in diameter, 18 feet in length and cost over $10,000. These wide-face or mill brushes are used primarily in steel and aluminum mills. Power brushes are used as attachments to power tools or machines. Power brushes can be used for applications ranging from small industrial deburring required by the electronics industry to the removal of slag from steel mill rolling equipment. Maintenance brushes are used for cleaning, maintenance and repair. Jason Brush Group's Sealeze unit manufactures an extensive range of strip brushes, which are used for a variety of OEM applications to provide a durable and pliable seal to protect moving parts such as shafts, bearings and bushings from exposure to dirt and other contaminants. Sealeze also manufactures a complete line of brush weather seals for residential and commercial doors. The Jason Brush Group offers a complete line of branded utility brushes, paint brushes, aerosols, abrasives and absorbents.

         Osborn International also manufactures and markets a line of idler rollers, the Load Runners(R) product line, for use by manufacturers of material handling and other equipment. Load Runners(R) are low friction heavy-duty metal rollers designed to carry radial and thrust loads in numerous industrial conditions.

         Jason Brush Group sells brushes primarily under the Osborn International(R) and Sealeze(TM) brand names. The Company believes that these are valuable brand names in distinguishing its products from those of its competitors.

         (ii) Industrial Buffs and Compounds

         JacksonLea buffing wheels and compounds are used primarily to finish metal parts requiring a high degree of luster. JacksonLea manufactures buffing wheels ranging from 3 to 30 inches in diameter including both airway (ventilated) buffing wheels and conventional buffing wheels. JacksonLea has developed and uses a proprietary process to make its ventilated buffs. Plumbing fixtures, door hardware, cookware, silverware, motorcycle parts and automotive components are some of the many metal items which are commonly buffed. The buffing operation is used either to give the product its final finished appearance, particularly true for stainless steel or aluminum auto trim, or to prepare the product for a final plating process, a technique commonly used to finish plumbing fixtures. Although buffing wheels are primarily used on metal surfaces, they can also be used with other materials. For example, a manufacturer might buff a plastic product to remove seams that result from the bonding of two pieces of plastic.

         JacksonLea works closely with its customers to match the characteristics of a buffing wheel and its associated compounds to their needs. For example, buffing wheels can be made in different sizes and use different types and combinations of cloth which can be treated with different chemicals to harden the buff to the desired degree, improve its life and increase its ability to hold buffing compound. In conjunction with the design of a buff for a particular purpose, JacksonLea formulates a buffing compound for use with that buff. Therefore, its ability to supply a buff and buffing compound appropriate for use by its customers is an important element of JacksonLea's success. Compounds are sold in flow bins, drums or bar form depending on customer requirements.

         JacksonLea sells its buff products primarily under the JACKSON(R), LEA(R), BUCKEYE(R), HANSON & WELLS(R) and JACKSONLEA(R) brand names. These brand names are valuable in distinguishing its buff and compound products from competitive products.

         Industrial Components

         The Company's components manufacturing business, Jason Components Group, produces metal and wire components for the outdoor equipment, housewares and hardware, electrical power equipment and automotive aftermarket industries. Jason Components Group consists of four companies, operating in North America and Asia.

         - Advance Wire Products offers a wide range of capabilities in custom wire forming and metal stamping as well as multiple types of finish and secondary value-added operations. These products are used in the lawn and garden, electrical, automobile, household and concrete industries.

         - Assembled Products provides a broad range of engineering services for various assembly processes including resistance welding, joining, forming, stamping and gauging of metal components. These products are used in the outdoor power and electrical industries.

         - Jason Precision Components of Shanghai, China produces high volume, low cost assemblies for the power equipment industry.

         - Metalex provides OEM and end user customers with innovative solutions to expanded metal forming applications. Expanded metal is used in a variety of applications including patio furniture, truck and automotive air filters and building construction products.

         During 1997, 1998 and 1999 sales of the Industrial Products segment accounted for approximately 41%, 46% and 45%, respectively, of the Company's total sales.

MARKETS AND MARKETING

         MOTOR VEHICLE PRODUCTS

         Automotive Acoustical Fiber Insulation

         The Company markets its automotive acoustical fiber insulation products through independent sales representatives and in-house salespersons. While Jason's customers are primarily Tier-1 automotive carpeting suppliers and trim fabricators, the type of insulation used by a supplier is generally specified by the automotive manufacturer. Therefore, the Company's sales representatives and in-house sales and engineering staffs spend considerable time working directly with the automobile companies during the design phase for a new automobile to specify a type of insulation which the Company can provide.

         The Company's major customers are Tier-1 manufacturers such as Lear and Collins & Aikman and OEMs such as General Motors. The Company's automotive acoustical fiber insulation products are used by Ford, General Motors, DaimlerChrysler, Honda, Nissan, Toyota, Mitsubishi, Mazda, Isuzu and BMW at their North American assembly facilities and by BMW, DaimlerChrysler, Opel, Audi, Land Rover and Jaguar at their European assembly facilities.

         Specialty Nonwovens

         The Company's dielectric and other automotive padding products are generally sold as Tier-2 or Tier-3 components to interior trim fabricators. Door insert subassemblies, comprised of either a fabric cover over a substrate and dielectric or foam pad, or a fabric over a thermoformable nonwoven material, provide a decorative and soft contrast to the molded hard plastic door panels in certain models and are sold as a Tier-2 component to door system assemblers. Door insert products are marketed by company sales people directly to Tier-1 or Tier-2 automotive suppliers. The Company also sells a number of related products outside the automotive industry for furniture, air filtration, industrial and appliance applications and markets these products directly to OEMs.

         The Company's major customers include Johnson Controls, Venture, Magna, Lear, Steelcase, Airguard and PrecisionAire.

         Seating

         Jason has been the sole supplier of original equipment seats to Harley-Davidson for over 60 years. The Company's Milsco Manufacturing unit is integrally involved in the motorcycle seat design function of Harley-Davidson's development program and maintains an engineer who is resident at Harley-Davidson to participate in these efforts. Milsco is presently Harley-Davidson's largest supplier.

         The Company's other major seating customers include John Deere, Case, Caterpillar, Toro and Jacobson. The Company sells direct to these OEMs with its internal sales personnel working closely with its engineering staff to provide new and value-added seat designs.

         In 1999 approximately 53% of the Company's motor vehicle products sales were made to four customers.

         INDUSTRIAL PRODUCTS

         Industrial Consumables

         (i) Industrial Brushes

         The Company markets its power and maintenance brushes in North America through a network of industrial distributors as well as through catalogues. The Company markets its power and maintenance brushes internationally through Company-owned sales and distribution outlets in France and Portugal as well as industrial and retail distributors in various countries and also directly to end users. Mill brushes are marketed direct to companies involved in the production of steel and aluminum. The Company maintains a force of technically trained field representatives who train distributors in the proper use of the Company's brushes and assist the end users in meeting their product finishing needs. Load Runners(R) are sold through independent distributors which maintain approximately 1,000 outlets in the United States and Canada. Sealeze strip brushes are sold direct to OEMs utilizing a unique telemarketing approach performed by a specially trained internal sales force.

         (ii) Industrial Buffs and Compounds

         The Company markets its buffing wheels and buffing compounds nationally, primarily through a direct sales force. The Company has formed joint ventures in Taiwan and China to produce and sell products locally for customers in the Far East. The Company's primary customers are manufacturers of plumbing fixtures, door hardware, cookware, silverware, motorcycle and automotive components.

         Industrial Components

         The majority of Jason Components Group's products are manufactured to customer order and specifications. These products include job shop stampings, wire forms, mechanical and electrical assemblies and made-to-order components fabricated from expanded metal. These product lines are brought to the marketplace through a network of technically proficient manufacturers' representatives and in-house direct sales people who have a strong knowledge of fabrication processes. Jason Components Group's engineering staff will sometimes provide complete design for a given application or work with the customer's engineering group on value enhancing modifications.

         The customer base for the industrial products segment is diverse; however, one customer accounts for 7% of total segment sales.

COMPETITION

         MOTOR VEHICLE PRODUCTS

         Automotive Acoustical Fiber Insulation

         The Company believes that it is the largest manufacturer of automotive acoustical fiber insulation products in North America. The Company competes with other suppliers of automotive acoustical fiber insulation products as well as suppliers of other competing technologies such as foam or resinated fiber products. The Company's products are recyclable and the Company believes that its products are generally superior to alternatives in cost and in thermal and acoustical insulation characteristics. The Company believes that its molded fiber products provide a fit and finish comparable to foam and, as a result, believes that its products continue to gain market share over competing technologies.

         The Company's principal North American competitors are Bauer Industries, Rieter Magee, and Clark, Cutler, McDermott. The Company has not experienced significant import competition in its acoustical insulation product market and does not expect increased import competition in the U.S. market because shipping costs place foreign competitors at a price disadvantage.

         The European competitive landscape is much more fragmented and diverse as the Tier-1 and Tier-2 supply structure is not as well defined as in North America. Therefore, depending upon the application and end user, Suroflex and Janesville U.K. may function as either a Tier-1 or Tier-2 supplier. The Company's principal European competitors are Borgers, Catensa and Pelzer.

         Specialty Nonwovens

         The Company competes with numerous other producers of nonwoven products and producers of fiberglass insulation primarily on the basis of price, quality, and its ability to engineer solutions for automotive, furniture and air filtration applications. The Company believes that none of its competitors has a higher quality rating with any of the Company's primary customers.

         Seating

         Milsco has maintained its position as the sole supplier of seating products to Harley-Davidson by providing style and design capabilities, competitive prices and on-time delivery. Milsco does not manufacture seats for any other motorcycle manufacturer and therefore does not compete with any other manufacturers of motorcycle seating products.

         Milsco also designs and manufactures seats for tractor backhoes, skid-steer loaders, forklift trucks, turf care equipment, front end loaders, and a variety of other vehicles. Competition for this portion of Milsco's market is principally based on quality, engineering, design, price and delivery.

         Milsco's principal competitor in lower end seating products is Michigan Seating while Milsco's principal competitor in the higher end seating category is Sears Manufacturing. Additionally, Grammer, based in Germany, has recently entered the North American market with the establishment of a manufacturing facility in Mexico.

         INDUSTRIAL PRODUCTS

         Industrial Consumables

         (i) Industrial Brushes

         The Company believes that it is the world's largest manufacturer in the highly fragmented global industrial brush industry. The Company competes with other brush manufacturers primarily on the basis of quality, service and price. The Company believes that its comprehensive network of distributors, supported by its technically trained field representatives, provides it with a significant competitive advantage for all of its product lines. The Company's field representatives enable it to provide the end users of its brushes continuing support and assistance in meeting their product finishing needs. The Osborn brand name is recognized worldwide.

         The Company's principal competitors in the U.S. include Anderson and Weiler, and in Europe, Kullen & Metz.

         (ii) Industrial Buffs and Compounds

         The Company believes that it is the world's largest manufacturer in the highly fragmented global buffs and buffing compounds industry. The Company competes with many different suppliers of buffs and buffing compounds on the basis of price, quality and service. The Company believes that its ability to solve its customers' buffing problems through the proper design and application of buffing wheels and compounds and its willingness to provide ongoing in-plant service for its customers make its products highly competitive.

         The Company's principal U.S. competitors in buffing wheel products include Barker and Devine while its principal U.S. competitors for compound products include Schaffner and Van.

         Industrial Components

         Competition for products manufactured by Jason Components Group varies significantly. The degree of competition depends on geographic, technological and specific product characteristics.

         The Company believes that its Metalex operation is the largest producer of expanded metal products in the U.S. with fewer than six significant competitors. The stamping, wire form, and assembly businesses operate in extremely fragmented markets. Thousands of U.S. competitors exist, but the quality of the Company's customer base limits competition to approximately 100 world class job shop competitors.

MANUFACTURING PROCESS

         MOTOR VEHICLE PRODUCTS

         Automotive Acoustical Fiber Insulation

         In the manufacture of automotive acoustical fiber insulation products, the Company uses reclaimed fiber purchased primarily from the textile industry. This material is then passed through opening and blending operations to ensure that the fibers are properly aligned for layering to the desired thickness or weight. The layering process is then performed using either garnet, airlay or card technology with the fibers bonded by either needling or heating. For certain applications, products will also be die cut or molded or customers may specify that adhesives be applied in order to facilitate the installation of the product to the interior of the automobile. The thickness and weight of the Company's products as well as the materials utilized all influence the acoustical properties of the end product.

         Specialty Nonwovens

         Specialty nonwovens are manufactured using the same processes as used in the manufacture of automotive acoustical fiber insulation products discussed above. However, the Company's specialty nonwovens operation uses more light weight polyester materials.

         Seating

         Milsco is a vertically integrated seat manufacturer, utilizing a technologically advanced foam cushion production process. Milsco utilizes in-house capabilities to thermoform the seat backs used in motorcycle seats, but purchases certain components from outside vendors, principally plastic blow molded seat backs. The foam cushion is bonded to a vinyl, leather or cloth seat cover using a proprietary foam-in-place technology. The cushion is assembled to the seat base using specialty adhesives or through upholstering operations. In the manufacture of motorcycle seats Milsco uses specially trained employees who are expert in the custom cutting, tailoring and sewing of vinyl and leather. Milsco has designed and patented numerous pneumatic, hydraulic and mechanical seat suspensions to accommodate the various vibration environments produced by different vehicles. Suspension components are fabricated, assembled and finished in-house utilizing a wide range of metalworking equipment and high capacity presses, skilled arc and spot welders, robotic welding systems and a fully automated cleaning and painting line.

         INDUSTRIAL PRODUCTS

         Industrial Consumables

         (i) Industrial Brushes

         The Company manufactures its brushes using a variety of proprietary processes that it has developed from its long experience in the industry. The size and shape of the brush, the type, length and density of its bristles (or filler), and the construction and treatment of the filler, all influence its finishing characteristics. For example, the Company uses a steel wire drawn to proprietary specifications for those brushes where long life is important, stainless steel wire for brushes designed to work on unusual metals, brass wire for brushes for special applications and a variety of nonmetallic fillers for light finishing work. For some heavy-duty applications, power brushes are treated with hardening solutions that give the contact surface of the brush a consistency similar to that of a grinding wheel. The Company uses a variety of natural and synthetic fibers for its maintenance and strip brushes.

         (ii)  Industrial Buffs and Compounds

         The Company manufactures its buff products using special grades of cotton and synthetic cloth, as well as sisal. These materials are cut to size and then formed and trimmed in a variety of configurations and densities, using custom equipment, to provide the appropriate buffing face to meet varying polishing requirements. Utilizing specially designed tanks, proprietary solvents or water based dip treatments are applied to a large percentage of the buffs that are produced. JacksonLea also produces a full line of liquid and bar compounds. Compound production involves a basic mixing process of compound formulations in large vats. Finished liquid compounds can be either piped into drums or large flow bins according to customer preferences.

         Industrial Components

         Manufacturing processes utilized by the Jason Components Group include the following:

         - Advance Wire Products - formed wire products are manufactured in varying shapes, lengths and diameters on a full range of over 125 wire form and secondary operation machines. Advance Wire Products also maintains complete tool and die making facilities.

         - Assembled Products - an in-house engineering staff redesigns customer assemblies and designs and manufactures focused factory assembly systems which enable customers to outsource key assembly operations to Assembled Products at reduced cost. Assembled Products also manufactures close tolerance, high volume, small to medium size progressive stampings using 10 to 300 ton presses and performs tapping, welding, riveting and other secondary operations. Assembled Products maintains complete tool and die making facilities.

         - Jason Precision Components (China) - Also specializes in low cost high volume stamping and assembly operations relying on technical support from Assembled Products in the U.S.

         - Metalex - expanded metal products are manufactured using a wide range of metals including carbon and stainless steel, aluminum, titanium and copper in a range of precise sizes. Computer controlled sheet or continuous coil processes are used to feed specialized expanded metal production machines that simultaneously slit and stretch the raw metal product. The metal is then sheared, punched or blanked to customer specifications.

PRODUCT DEVELOPMENT AND TECHNOLOGY

         MOTOR VEHICLE PRODUCTS

         Automotive Acoustical Fiber Insulation

         Janesville is committed to supplying innovative acoustical products to the global automotive market. The Company believes that Janesville is the industry leader in developing new products which become performance benchmarks for fiber-based acoustical applications in the North American and European automotive manufacturing markets.

         In recent years, customers have put increasing reliance on suppliers like Janesville to develop new products and reduce costs. In response to this trend, over the last few years, Janesville has increased its product development emphasis. Janesville's personnel work directly with its customers' engineering departments to establish the design and specifications for new applications. For example, the requirements for lower weight led to the development of Marabond DL(R).

         Janesville has established an applications engineering group to design new products, explore the use of different fibers and combinations of fibers to improve the characteristics of existing products. Several new products, including moldable products and more recently Marabond DL(R) have resulted from this product development effort. These products have contributed, and the Company expects that they will contribute, to the increase in sales per vehicle produced in North America.

         Specialty Nonwovens

         Similar to Janesville Products, Sackner utilizes an applications engineering focus to develop new products. Automotive development efforts are directed towards interior trim and acoustical applications utilizing polyester based products. Efforts in this area have resulted in the development of thermoformed door inserts and lighter weight acoustical insulation products. Sackner has realized significant sales increases in recent years through the development of new office system and air filtration products. New products have included polyester office panel cores and seat pads and Rigi Pad(R) polyester air filtration products. Sackner has reinforced its commitment to these markets by installing two new nonwoven production lines in 1999: a new filter production line at its Southeast facility and a new card line in its Grand Rapids facility.

         Seating

         Milsco's research in mechanical and chemical engineering has resulted in unique solutions and numerous patents for a wide variety of seating applications. For example, Milsco developed a foam capable of retaining its resiliency and ability to perform even in low temperatures when many other competing foams become brittle and lose their cushion and comfort. Milsco has also developed unique seat suspensions which accommodate the various vibration environments produced by different vehicles and continues to develop integrated seats and suspensions and lower cost back mounted suspensions. In the motorcycle seating area Milsco has utilized its extensive research in the area of ergonomics to develop several new products including seats with adjustable rider backrests and deep bucket seats that provide the rider with a higher level of comfort. Milsco plans to leverage its expertise in seating design and innovation to extend its product offering to other markets including the development of seats for the recreational vehicle market.

         INDUSTRIAL PRODUCTS

         Industrial Consumables

         (i) Industrial Brushes

         The Company believes that its Jason Brush Group is a recognized leader in innovation with 50 active patents. These patents include the development of advanced technology brushes (ATB (TM) ) which utilize special nylon filaments providing a unique blend of toughness and flexibility and specialty brushes for use in tire retreading. The Jason Brush Group's technological leadership also extends to the development of production equipment. During early 2000, Osborn International completed the development and manufacture of seven new machines that will be used in the manufacture of twist knot industrial wire brushes. These machines are expected to reduce production time, improve product quality and significantly reduce labor cost.

         (ii) Industrial Buffs and Compounds

         The Company believes that JacksonLea's technical development staff is the industry leader. This group plays an integral role in working with its customers to develop unique and tailored solutions to meet their finishing needs in a cost effective manner. JacksonLea has pioneered much of the technology and products commonly used in today's finishing industry and continues to develop new buff and compound applications including water based dip treatment processes and buffs using new nonwoven materials.

         Industrial Components

         The Assembled Products operation has been able to engineer solutions for customers that simplify product design thereby reducing overall production and assembly costs. The Company's activities in this area have allowed it to capitalize on the trend to outsource product assemblies. The Company's capabilities in this market were also significantly enhanced during 1999 by the successful start-up of a low cost assembly operation in Shanghai. At the Advanced Wire and Metalex operations a number of new products and secondary value-added operations, such as welding, knurling, threading, riveting and finishing have been applied to create new products or enhance existing products.

SOURCES OF SUPPLY

         Generally, the Company has multiple sources of supply for the important materials it uses, both in its foreign and domestic operations. The Company has not experienced any long-term supply problems in its operations.

RECENT ACQUISITIONS

         On February 28, 2000, the Company completed the acquisitions of California Buff Company, Inc., Global Product Systems, Inc. and the buffing and buffing compound operations of M-C Finishing Supplies for approximately $2.7 million. These companies are involved in the manufacture of buffs and buffing compounds, primarily in the Western U.S. These businesses will be integrated into the Company's JacksonLea operations.

         On December 1, 1999, the Company completed the acquisition of Sinjet System AB for approximately $4.4 million, including cash and acquisition costs, plus the assumption of approximately $4.6 million of debt. Sinjet is a leading manufacturer of industrial brushes in Sweden and of road sweeping brushes in Denmark and has been integrated into the Company's industrial brush business, Osborn International.

         On February 9, 1999, the Company completed the acquisition of Sealeze Corporation for approximately $18.4 million, including acquisition costs. Sealeze is a major producer of strip brushes for industrial and consumer applications and has been integrated into the Company's Industrial Products segment.

         On February 3, 1999, the Company completed the acquisition of the acoustical insulation manufacturing and molding operations of Lear Corporation based in Colne, England for approximately $1.4 million. This acquisition further expands Jason's European automotive acoustical insulation capabilities and has been integrated into the Company's automotive acoustical fiber insulation business.

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

         On March 13, 1998, the Company completed the acquisition of Power Brushes Ltd. for approximately $16.9 million, including cash and acquisition costs, plus the assumption of approximately $10.3 million of debt. Brushes International Ltd., a wholly-owned subsidiary of Power Brushes Ltd., is one of the largest producers of industrial power brushes in Europe. This business was combined with the Company's industrial brush business, Osborn Manufacturing, to form Osborn International, the largest producer of industrial power brushes in the world.

         Additional information relating to the above acquisitions is contained in "Note 2 - Acquisitions" which is included in Item 8 of Part II of this report.

EMPLOYEES

         The Company has approximately 2,700 hourly and 900 salaried employees. The Company's work forces at its Conover, NC; Santa Fe Springs, CA; Burns Flat, OK; Old Fort, NC; Statesville, NC; Verona, MS; Cincinnati, OH; Richmond, VA; Addison, IL; Libertyville, IL and Wheeling, IL locations are nonunion. Its work forces at its four Norwalk, OH plants and two Grand Rapids, MI plants are represented by the Amalgamated Clothing and Textile Workers of America. Its work forces at its Milsco Milwaukee, WI and Redgranite, WI plants are represented by the United Paperworkers International. Its work forces at its Cleveland, OH and Jason Components Milwaukee, WI plants are represented by the United Auto Workers. Its work force at its Waterbury, CT and Janesville, WI locations are represented by the Teamsters. The Company believes its relationship with its employees to be good which has had a positive impact on its productivity.

ENVIRONMENTAL REGULATION

         Like all U.S. manufacturers, the Company is subject to environmental regulation with respect to its operations. The Company believes that it is operating in compliance with environmental requirements. The Company's costs to comply with environmental regulations have not been material.

BACKLOG

         As of December 31, 1999 and December 25, 1998, the Company's backlogs were approximately $65 million and $51 million, respectively. The Company expects to fill substantially all of its December 31, 1999 backlog by the end of 2000.

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

ITEM 2.  PROPERTIES

         The following table sets forth information with respect to the Company's principal facilities. These facilities have approximately 3.1 million square feet of floor space and, unless otherwise indicated, the Company owns these facilities. On February 4, 2000, the Company announced plans to construct a new 93,000 square foot automotive acoustical fiber insulation manufacturing facility to be located in Newcomerstown, Ohio; the facility is to be completed and production is scheduled to begin in this facility during the third quarter of 2000. The Company believes that its current and planned facilities are suitable and adequate to meet its current and anticipated future needs. Substantially all of the Company's facilities are operating at normal levels based on capacity.

CORPORATE HEADQUARTERS:
         Milwaukee, Wisconsin  (1)
MOTOR VEHICLE PRODUCTS:
         JANESVILLE PRODUCTS
                  Norwalk, Ohio  (3)
                  Old Fort, North Carolina  (1)
                  Burns Flat, Oklahoma  (1)
                  Janesville, Wisconsin  (1)
                  Colne, Great Britain  (1)
         SUROFLEX GMBH
                  Sulzbach-Rosenberg, Germany
         MILSCO MANUFACTURING COMPANY
                  Milwaukee, Wisconsin
                  Redgranite, Wisconsin
                  Coventry, Great Britain  (1)
         SACKNER PRODUCTS
                  Grand Rapids, Michigan  (2)
                  Statesville, North Carolina  (2)
                  Verona, Mississippi  (1)
                  Los Angeles, California  (1)
INDUSTRIAL PRODUCTS:
         JACKSONLEA
                  Conover, North Carolina
                  Santa Fe Springs, California  (1)
                  Waterbury, Connecticut  (1)
                  Cincinnati, Ohio  (1)
                  Cambridge, Ontario, Canada  (1)
                  Mississauga, Ontario, Canada  (1)
                  Mexico City, Mexico  (1)
                  Shanghai, Peoples Republic of China  (1)
         JASON COMPONENTS GROUP
                  Milwaukee, Wisconsin  (1)
                  Wheeling, Illinois  (1)
                  Addison, Illinois (1)
                  Libertyville, Illinois (1)
                  Shanghai, Peoples Republic of China  (1)
                  Shenzhen, Peoples Republic of China  (1)
          OSBORN INTERNATIONAL
                  Cleveland, Ohio
                  Nogales, Sonora, Mexico  (1)
                  Burgwald, Germany
                  Chepstow, Great Britain
                  Sexdraga, Sweden
                  Huskvarna, Sweden (1)
                  Nassjo, Sweden (1)
                  Kolding, Denmark
                  Gura Humoruli, Romania
                  Sao Paulo, Brazil  (1)
                  Ningbo, Peoples Republic of China  (1)
                  Beco das Lages, Portugal  (1)
                  Gonesse, France  (1)
         SEALEZE
                  Richmond, Virginia
(1)  Leased
(2)  2 Plants -- Both leased
(3)  4 Plants , 1 office -- 4 leased

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1999, the Company was not subject to any legal proceedings which management believes would have a material effect on the Company's business or financial condition.

         However, shortly after the Company announced the signing of a definitive merger agreement providing for the acquisition of the Company (refer to Item 1 of Part I of this report), three purported class action lawsuits (collectively, the "Complaints") were filed in the Circuit Court of the State of Wisconsin for Milwaukee County under the captions Harbor Finance Partners v. Vincent L. Martin, et al, (Case No. 00CV000907, filed on February 1, 2000), Bruce Robbin v. Jason Incorporated, et al, (Case No. 00CV000953, filed on February 2, 2000) and George Swogger v. Jason Incorporated, et al (Case No. 00CV001322, filed on February 15, 2000). Each Complaint was filed by an alleged shareholder of the Company against the Company, Vincent L. Martin, Chairman of Jason, Mark Train, Chief Executive Officer and President of Jason (together the "Management Shareholders"), and each member of the Special Committee of the Board of Directors. The Complaints, which are substantially similar to each other, allege, among other things, that the price to public shareholders of $11.25 per share in the acquisition is inadequate. The Complaints seek, among other things, an order which certifies that the lawsuits may be maintained as class actions, prevents the merger from being completed, rescinds the merger in the event the merger is consummated, awards unspecified compensatory damages to the members of the purported class, and awards the named plaintiffs their costs, including counsel and expert fees.

         The Special Committee of the Board of Directors, the Company and the Management Shareholders all believe the Complaints are without merit and intend to defend the lawsuits vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                                    HIGH             LOW
                                    ----             ---
1998
First Quarter                      $10 3/4          $7 5/8
Second Quarter                      10 3/4           8 1/4
Third Quarter                        8 3/4           6 1/2
Fourth Quarter                       8 5/8           7

1999
First Quarter                        9 1/4           7 1/4
Second Quarter                       9 1/4           6 3/4
Third Quarter                        8 1/2           5 13/16
Fourth Quarter                       7 7/8           5 7/8


         The Company's stock is traded on The NASDAQ National Market under the symbol JASN. As of February 15, 2000, there were 211 shareholders of record and approximately 1,000 beneficial shareholders.

         The Company has not paid any dividends in the previous two years. The Company's current financing agreements contain restrictions on the payment of dividends as more fully described in Note 7 of the Notes to Consolidated Financial Statements (which appears under Item 8).

ITEM 6.  SELECTED FINANCIAL DATA


OPERATING RESULTS (1)
(in thousands except per share data)

                                                                       FOR THE YEAR ENDED
                                            DECEMBER 31,   DECEMBER 25,   DECEMBER 26,    DECEMBER 27,   DECEMBER 29,
                                                1999           1998           1997            1996           1995
                                                ----           ----           ----            ----           ----
Net sales                                     $ 423,865      $ 390,853      $ 338,666       $ 291,676       $ 275,199
Cost of sales                                   323,841        303,568        264,766         226,070         214,657
                                           ----------------------------------------------------------------------------

Gross profit                                    100,024         87,285         73,900          65,606          60,542
Selling and administrative expense               65,315         58,984         50,401          43,748          40,433
                                           ----------------------------------------------------------------------------
Operating income                                 34,709         28,301         23,499          21,858          20,109
Interest expense                                 (6,132)        (6,661)        (7,837)         (7,375)         (7,560)
Other income (expense)                              660          1,272          1,410             211            (225)
                                           ----------------------------------------------------------------------------

Income from continuing operations before
   income taxes                                  29,237         22,912         17,072          14,694          12,324
Provision for income taxes                      (11,475)        (8,937)        (6,658)         (5,730)         (5,063)
                                           ----------------------------------------------------------------------------
Income from continuing operations                17,762         13,975         10,414           8,964           7,261
Income (loss) from discontinued
   operations, net of tax                             -          1,278          1,813             (98)          4,270
                                           ----------------------------------------------------------------------------

Net income                                    $  17,762      $  15,253      $  12,227       $   8,866       $  11,531
                                           ============================================================================

Earnings per share - basic
   Income from continuing operations              $ .87          $ .69          $ .52            $ .45           $ .36
   Income (loss) from discontinued
   operations                                      -               .06            .08             (.01)            .21
                                           ----------------------------------------------------------------------------

   Net income                                     $ .87          $ .75          $ .60            $ .44           $ .57
                                           ============================================================================
Earnings per share - diluted
   Income from continuing operations              $ .86          $ .66          $ .51            $ .44           $ .36
   Income (loss) from discontinued
   operations                                      -               .06            .08             (.01)            .19
                                           ----------------------------------------------------------------------------

   Net income                                     $ .86          $ .72          $ .59            $ .43           $ .55
                                           ============================================================================

BALANCE SHEET DATA (1)
(in thousands)

                                             DECEMBER 31,   DECEMBER 25,    DECEMBER 26,    DECEMBER 27,   DECEMBER 29,
                                                 1999           1998           1997            1996           1995
                                                 ----           ----           ----            ----           ----
Total assets                                  $ 311,897      $ 299,181       $ 263,285      $ 290,718       $ 254,986
Long-term debt                                   70,208         62,849          85,631        134,467         110,067
Working capital, excluding net assets of
   discontinued operations                       44,785         45,092          36,803         45,123          33,234
Shareholders' equity                            140,369        123,943         107,264         95,264          86,218



No cash dividends have been declared on the Company's common stock for the years presented.


(1) Historical amounts have been restated to reflect the reclassification of the power generation businesses as discontinued operations.

JASON INCORPORATED
SELECTED FINANCIAL DATA
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           FOR THE YEAR ENDED
                                       ------------------------------------------------------
                                       DECEMBER 31,           DECEMBER 25,       DECEMBER 26,
                                           1999                   1998               1997
                                           ----                   ----               ----
Net Sales:
  Motor vehicle products                $  233,037             $  212,416          $ 198,562
  Industrial products                      190,828                178,437            140,104
                                        ----------             ----------          ---------
                                        $  423,865             $  390,853          $ 338,666
                                        ==========             ==========          =========
Operating Income:
  Motor vehicle products                $   26,851             $   20,034          $  17,065
  Industrial products                       10,744                 10,845              8,740
                                        ----------             ----------          ---------
                                            37,595                 30,879             25,805
  Corporate and other expenses              (2,886)                (2,578)            (2,306)
                                        ----------             ----------          ---------
                                        $   34,709             $   28,301          $  23,499
                                        ==========             ==========          =========
Depreciation and Amortization:
  Motor vehicle products                $    9,628             $    8,740          $   8,500
  Industrial products                        8,908                  7,157              6,288
  Corporate                                    573                    561                650
                                        ----------             ----------          ---------
                                        $   19,109             $   16,458          $  15,438
                                        ==========             ==========          =========

Capital Expenditures:
  Motor vehicle products                $   14,695             $   11,409          $   7,004
  Industrial products                        6,959                  5,244              5,739
  Corporate                                    328                     38                 42
                                        ----------             ----------          ---------
                                        $   21,982             $   16,691          $  12,785
                                        ==========             ==========          =========


                                      DECEMBER 31,           DECEMBER 25,       DECEMBER 26,
                                          1999                   1998               1997
                                          ----                   ----               ----
Identifiable Assets:
  Motor vehicle products                $  134,559             $  122,358          $ 120,988
  Industrial products                      166,187                139,796            102,932
  Corporate                                 11,151                 37,027              8,114
  Net assets of discontinued
    operations                                   -                      -             31,251
                                        ----------             ----------          ---------
                                        $  311,897             $  299,181          $ 263,285
                                        ==========             ==========          =========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         On June 5, 1998, the Company completed the sale of its power generation businesses to a management led group backed by Saw Mill Capital LLC. As such, the financial statements and related notes within Item 8 have been reclassified to reflect the power generation businesses as discontinued operations. Net cash proceeds from the sale approximated $30.1 million; there was no gain or loss on the sale. Sales and operating profit of the power generation businesses for the period ended June 5, 1998 were $61 million and $2.6 million, respectively. Sales and operating profit of the power generation businesses for the year ended December 26, 1997 were $142.7 million and $4.2 million, respectively.


RESULTS OF OPERATIONS
1999 COMPARED TO 1998

         Net Sales. Net sales for 1999 increased by 8.4% from $390.9 million in 1998 to $423.9 million. Sales of the Motor Vehicle Products segment increased by 9.7% from $212.4 million to $233.1 million. Sales of the Industrial Products segment increased by 6.9% from $178.5 million to $190.8 million.

         The higher Motor Vehicle Products sales in 1999 were the result of sales increases realized in both the automotive acoustical fiber insulation and seating businesses. Automotive acoustical fiber insulation sales increased by 16.7%. The automotive industry in North America built 10% more vehicles in 1999 compared to 1998. Additionally, automotive acoustical fiber insulation sales were favorably impacted by an increase in the Company's content per vehicle resulting from improved sales of Marabond(R) moldable insulation products compared to the prior year. The February 1999 acquisition of the Colne, England acoustical insulation manufacturing and molding operation had the effect of increasing automotive acoustical insulation products sales by $4.0 million or 3.8% for 1999. These increases were partially offset by a sales decline resulting from the Company's German subsidiary, Suroflex, due primarily to currency translation. Sales for the seating business increased 5.4% in 1999 primarily from strong sales to turf care customers partially offset by reduced sales of parts and accessories products to Harley-Davidson which occurred in the first half of 1999 from inventory adjustments made by this customer. Specialty nonwovens sales in 1999 were at about the same level realized in 1998.

         The Industrial Products sales increase in 1999 resulted from an 8.5% increase in industrial consumable products sales and a 4.0% increase in industrial components products sales. The industrial consumable products sales increase was due entirely to the acquisitions of Power Brushes Ltd. in March 1998 and Sealeze Corporation in February 1999, as JacksonLea buff and compound sales and sales by the North American brush operations of Osborn International decreased from the prior year due to softness in certain market segments served by these businesses. The sales increases attributable to the acquisitions of Power Brushes Ltd. and Sealeze Corporation amounted to $4.6 million and $8.6 million, respectively. Sales for the components business were stronger for assembled products and stampings but weaker for video springs, wire forms and expanded metal.

         Operating Income. Operating income increased in 1999 from $28.3 million in 1998 to $34.7 million. Operating income for the Motor Vehicle Products segment improved from $20.0 million in 1998 to $26.9 million. Operating income for the Industrial Products segment decreased slightly from $10.9 million in 1998 to $10.7 million.

         The increase in Motor Vehicle Products operating income was due primarily to higher volume and related margins in the North American automotive operations, as discussed above, partially offset by losses at both the Company's German and U.K. operations. Higher operating income was also generated by the seating business as the profitability from higher sales levels and increased operating efficiencies resulting from the conversion to cellular manufacturing, more than offset reduced profitability caused by a higher mix of lower margin products.

         The decrease in Industrial Products operating income was due primarily to lower sales experienced by JacksonLea and the North American operations of Osborn International during 1999, as discussed above. These reductions to operating income were almost entirely offset by improved profitability generated by the Jason Components Group and by the profitability of Sealeze, which was acquired in February 1999.

         Corporate Expenses. Corporate expenses increased from $2.6 million in 1998 to $2.9 million. This increase is primarily due to personnel additions.

         Other Income. Other income declined in 1999 due to lower royalty income and higher than normal gains on the disposition of assets during 1998. Minority interests in losses at subsidiaries decreased in 1999 as the Company purchased the minority share of its German subsidiary, Suroflex, in October 1998.

         Interest Expense. Interest expense decreased in 1999 from $6.7 million in 1998 to $6.1 million due to lower average domestic debt levels which are a result of cash flow from operations and the proceeds received from the sale of the power generation businesses.

         Income Taxes. The effective income tax rate for 1999 of 39.2% does not differ significantly from the 1998 rate of 39.0%.


RESULTS OF OPERATIONS
1998 COMPARED TO 1997

         Net Sales. Net sales for 1998 increased by 15.4% from $338.7 million in 1997 to $390.9 million. Sales of the Motor Vehicle Products segment increased by 7.0% from $198.6 million to $212.4 million. Sales of the Industrial Products segment increased by 27.4% from $140.1 million to $178.5 million.

         The higher Motor Vehicle Products sales in 1998 were the result of sales increases achieved in all three businesses. Automotive acoustical fiber insulation sales increased by 4.5%. This increase was due to an increase in sales at the Company's German subsidiary, Suroflex, as well as an increase in the Company's content per vehicle resulting from improved sales of Marabond(R) moldable insulation product. These increases more than offset the effect of a less than one percent decrease in North American automobile industry production for 1998 compared to 1997. The strike at General Motors had only a minor negative impact on 1998 sales and operating income. A 7.1% increase in sales in the specialty nonwovens business resulted from increased demand for air filtration products and higher volumes on certain model-specific automotive applications as compared to the prior year. Sales in the seating business were up 10.9% in 1998 compared to the prior year. This was primarily the result of an increase in sales to Harley-Davidson.

         Industrial Products sales in 1998 were higher due to an increase in sales of industrial consumables of 47.2%. Industrial components sales were relatively consistent with the prior year. Osborn International showed the most significant increase due primarily to the acquisition of Power Brushes Ltd. in March 1998, which added sales of $31.4 million, but increases were also achieved for JacksonLea. Sales for the industrial components business were stronger for assembled products and wire forms but weaker for stampings, video springs and expanded metal.

         Operating Income. Operating income increased in 1998 from $23.5 million in 1997 to $28.3 million. Operating income for the Motor Vehicle Products segment improved from $17.1 million in 1997 to $20.0 million. Operating income for the Industrial Products segment increased from $8.7 million in 1997 to $10.9 million.

         The increase in Motor Vehicle Products operating income was due primarily to higher volume and margins in the automotive acoustical fiber insulation and specialty nonwovens businesses, as mentioned above, including improved volume and operating results from the Company's German subsidiary, Suroflex. These results more than offset reduced profitability in the seating business due to one time costs incurred in the conversion to cellular manufacturing. Management believes this conversion is necessary to enable the Company to meet an expected increase in customer volume levels in the future.

         The increase in Industrial Products operating income was primarily a result of an increase in operating income in the industrial brushes unit due to the acquisition of Power Brushes Ltd. in March 1998 as well as an increase in operating income for JacksonLea. These increases were partially offset by lower operating earnings for the Jason Components Group.

         Corporate Expenses. Corporate expenses increased from $2.3 million in 1997 to $2.6 million. This increase is primarily due to personnel additions.

         Other Income. The increase in other income in 1998 is due to an increase in royalty income. Minority interests in subsidiaries decreased in 1998 due to improved operating results at the Company's German subsidiary, Suroflex.

         Interest Expense. Interest expense decreased in 1998 from $7.8 million in 1997 to $6.7 million which is a result of cash flow received from the sale of the power generation businesses.

         Income Taxes. The effective income tax rate for 1998 was 39.0% which is the same as the rate for 1997.


FUTURE ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivative instruments to be recorded in the Consolidated Balance Sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. In June 1999, the statement's effective date was delayed by one year and will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The effect of adoption of this statement on the Company's earnings and financial condition is expected to be minimal.

LIQUIDITY AND CAPITAL RESOURCES

         During 1999, the Company satisfied the capital requirements of its operations with internally generated funds. The net proceeds of $30.1 million received from the June 1998 sale of the power generation businesses enabled the Company to pay off its revolving loans with its banks and resulted in $30.7 million of cash being held on its balance sheet at the end of 1998. During 1999, the Company used this cash to finance new acquisitions and to pay down additional debt. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. In March 1999, the Company completed a new $50 million bank loan agreement which reflects the requirements of both its domestic and international operations. As of December 31, 1999, the Company had available unused borrowing capacity under this facility of $29.5 million. Borrowings and outstanding letters of credit under this facility were approximately $18.6 million and $1.9 million, respectively, as of December 31, 1999. During 1998, the Company also satisfied the capital requirements of its operations with internally generated funds.

         During 1999, net working capital decreased slightly from $45.1 million at December 25, 1998 to $44.8 million. The decline in working capital was due to a decrease in cash and cash equivalents used to partially fund the 1999 acquisitions of the Colne, England acoustical insulation manufacturing and molding operations and Sealeze Corporation. The reduction in working capital caused by the decrease in cash and cash equivalents described above, was offset by the working capital requirements of the businesses acquired during 1999. The Company also used available cash to repay the $17.1 million balance outstanding on the convertible notes which became due on January 3, 1999; however, this repayment had no net impact on working capital as the notes had been included in current liabilities as of December 25, 1998. During 1999, the Company generated $34.2 million in cash from continuing operations compared to $26.4 million in 1998.

         During 1999 and 1998, the Company made capital expenditures of $22.0 million and $16.7 million, respectively. The major 1999 expenditures were in the Motor Vehicle Products segment for equipment at Janesville Products and Sackner to support new programs and to improve efficiency and in the Industrial Products segment for equipment at Osborn International to support new programs. The major 1998 expenditures were in the Motor Vehicle Products segment for equipment at Milsco to support the conversion to cellular manufacturing, at Janesville Products to support new programs and to improve efficiency, and in the Industrial Products segment for equipment at JacksonLea, Osborn International and Jason Components Group to support new programs at those operations. During 1999, the Company committed to undertake major facilities expansions for its German brush operations, its U.K. seating operations and its domestic automotive acoustical fiber insulation operations. These major projects, as well as the ongoing capital requirements of new programs and plant modernization activities, are expected to result in capital expenditures in 2000 exceeding the amount incurred in 1999.


SEASONALITY

         U.S. auto makers traditionally shut down for the annual model changeover in the third quarter. In addition, adjustments to production schedules are made throughout the year based on retail auto sales and the level of dealer inventories. These seasonal patterns affect the Company's Motor Vehicle Products operations most significantly but also have somewhat of an impact on Industrial Products due to the effect on automotive suppliers which use the Company's industrial components and industrial consumable products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing interest rates on the majority of the Company's long-term debt. Fluctuation in commodity prices, for example steel and cotton cloth, are managed by strategic purchasing which generally provides the time necessary to allow for price increases to customers, where appropriate. In rare situations where commitments are made for extended periods (more than 60 days), outside of functional currencies, for example, a commitment to purchase European equipment for use in a U.S. plant which will take six months to deliver, exposure is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of derivative financial instruments and are used only where there is an underlying exposure, not for trading or speculative purposes. At December 31, 1999, there were no outstanding hedging transactions.

         The Company has significant foreign operations, for which the functional currencies are denominated primarily in German Marks, Swedish Kronor and British Pounds and to a lesser extent, Canadian Dollars, Danish Krone, French Francs, Mexican Pesos, Brazilian Reals, Chinese Renminbi, and Portuguese Escudos. As the value of the currencies of the foreign countries in which the Company has operations increases or decreases relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company's primary method of reducing this exposure is to approximately balance current assets and liabilities within each functional currency. The Company does not use derivative financial instruments to hedge this exposure. Because the Company has significant operations across member countries of the European Monetary Union, the introduction of the Euro on January 1, 1999 is expected to simplify the management of foreign exchange exposure by aggregating the assets and liabilities of several currencies that now have to be managed individually.

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

FORWARD-LOOKING STATEMENTS

         When used in this report, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those contemplated in such forward-looking statements. Important assumptions and factors that could cause actual results to differ materially from those contemplated, projected, forecasted, estimated or budgeted in, or expressed or implied by, such forward-looking statements include industry trends, currency fluctuations, government fiscal and monetary policy, the success of new product introductions, general economic and business conditions in the markets the Company serves and actions of competitors which may affect the Company's ability to obtain orders and the ability of the Company to implement its plans. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




JASON INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND
DECEMBER 25, 1998

JASON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                 ASSETS
                                 ------

                                                                 DECEMBER 31,   DECEMBER 25,
                                                                    1999           1998
                                                                    ----           ----
CURRENT ASSETS
 Cash and cash equivalents                                        $   5,304      $ 30,676
 Accounts receivable - net                                           53,099        46,558
 Inventories                                                         48,801        46,368
 Income tax receivable                                                1,993             -
 Deferred income taxes                                                6,763         5,663
 Other current assets                                                 4,637         4,732
                                                                  ---------      --------
  Total current assets                                              120,597       133,997
                                                                  ---------      --------



PROPERTY, PLANT AND EQUIPMENT
 Cost                                                               195,522       172,965
 Less: accumulated depreciation                                     (92,941)      (80,268)
                                                                  ---------      --------
  Net property, plant and equipment                                 102,581        92,697
                                                                  ---------      --------




INTANGIBLE ASSETS - NET                                              86,648        70,421
                                                                  ---------      --------



OTHER ASSETS                                                          2,071         2,066
                                                                  ---------      --------
                                                                  $ 311,897      $299,181
                                                                  =========      ========




                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

                                                               DECEMBER 31,     DECEMBER 25,
                                                                    1999         1998
                                                                    ----         ----

CURRENT LIABILITIES
 Current portion of long-term debt                                $  10,936      $ 29,947
 Accounts payable                                                    31,810        26,557
 Accrued compensation and employee benefits                          17,081        15,942
 Accrued interest                                                       782         1,059
 Accrued income taxes                                                    -          1,551
 Other current liabilities                                           15,203        13,849
                                                                  ---------      --------
  Total current liabilities                                          75,812        88,905

REVOLVING LOAN                                                       18,625             -

LONG-TERM DEBT                                                       51,583        62,849

POSTRETIREMENT HEALTH AND OTHER
  BENEFITS                                                            6,317         6,337

DEFERRED INCOME TAXES                                                16,903        15,345

LONG-TERM LIABILITIES                                                 2,288         1,802
                                                                  ---------      --------
  Total liabilities                                                 171,528       175,238
                                                                  ---------      --------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
 Common stock and additional contributed
  capital                                                            35,968        35,556
 Retained earnings                                                  105,865        88,103
 Accumulated other comprehensive (loss) income                       (1,464)          284
                                                                  ---------      --------

                                                                    140,369       123,943
                                                                  ---------      --------
                                                                  $ 311,897      $299,181
                                                                  =========      ========

   The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                       FOR THE YEAR ENDED
                                                                       ------------------
                                                       December 31,       December 25,       December 26,
                                                          1999                1998               1997
                                                          ----                ----               ----

Net sales                                              $  423,865         $   390,853       $   338,666

Cost of sales                                             323,841             303,568           264,766
                                                       ----------         -----------       -----------
Gross profit                                              100,024              87,285            73,900

Selling and administrative expenses                        65,315              58,984            50,401
                                                       ----------         -----------       -----------
Operating income                                           34,709              28,301            23,499

Interest expense                                           (6,132)             (6,661)           (7,837)

Other income                                                  638                 832               614

Minority interests in subsidiaries                             22                 440               796
                                                       ----------         -----------       -----------
Income before income taxes                                 29,237              22,912            17,072

Provision for income taxes                                (11,475)             (8,937)           (6,658)
                                                       ----------         -----------       -----------
Income from continuing operations                          17,762              13,975            10,414

Income from discontinued operations,
 net of applicable income taxes                                 -               1,278             1,813
                                                       ----------         -----------       -----------
Net income                                             $   17,762         $    15,253       $    12,227
                                                       ==========         ===========       ===========

Earnings per share - basic
 Income from continuing operations                     $      .87         $       .69       $       .52
 Income from discontinued operations                            -                 .06               .08
                                                       ----------         -----------       -----------
Net income per share                                   $      .87         $       .75       $       .60
                                                       ==========         ===========       ===========

Earnings per share - diluted
 Income from continuing operations                     $      .86         $       .66       $       .51
 Income from discontinued operations                            -                 .06               .08
                                                       ----------         -----------       -----------
Net income per share                                   $      .86         $       .72       $       .59
                                                       ==========         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                               ACCUMULATED
                                                                ADDITIONAL                        OTHER
                                               COMMON           CONTRIBUTED    RETAINED        COMPREHENSIVE
                                                STOCK             CAPITAL      EARNINGS        (LOSS) INCOME          TOTAL
                                                -----             -------      --------        -------------          -----
Balance at December 27, 1996                  $ 2,016            $ 32,671      $ 60,623             $   (46)       $  95,264
Comprehensive income:
  Net income                                        -                   -        12,227                   -           12,227
  Translation adjustments                           -                   -             -                (554)            (554)
                                                                                                                   ---------
  Total comprehensive income                                                                                          11,673
Exercise of options                                 7                 320             -                   -              327
                                              -------            --------      --------           ---------        ---------

Balance at December 26, 1997                    2,023              32,991        72,850                (600)         107,264
Comprehensive income:
  Net income                                        -                   -        15,253                   -           15,253
  Translation adjustments                           -                   -             -                 884              884
                                                                                                                   ---------
  Total comprehensive income                                                                                          16,137
Exercise of options                                12                 530             -                   -              542
                                              -------            --------      --------           ---------        ---------

Balance at December 25, 1998                    2,035              33,521        88,103                 284          123,943
Comprehensive income:
  Net income                                        -                   -        17,762                   -           17,762
  Translation adjustments                           -                   -             -              (1,748)          (1,748)
                                                                                                                   ---------
  Total comprehensive income                                                                                          16,014
Exercise of options                                 8                 404             -                   -              412
                                              -------            --------      --------           ---------        ---------

Balance at December 31, 1999                  $ 2,043            $ 33,925      $105,865             $(1,464)       $ 140,369
                                              =======            ========      ========           =========        =========

   The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                     FOR THE YEAR ENDED
                                                                                     ------------------
                                                                 DECEMBER 31,           DECEMBER 25,            DECEMBER 26,
                                                                     1999                  1998                    1997
                                                                     ----                  ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                              $     17,762         $       13,975         $        10,414
                                                                 ------------         --------------         ---------------
 Adjustments to reconcile income from continuing
 operations to net cash provided by operating
  activities of continuing operations:
  Depreciation                                                         15,385                 13,191                  12,206
  Amortization                                                          3,724                  3,267                   3,232
  Equity in net income of affiliates                                     (210)                  (163)                   (146)
  Deferred income taxes                                                   958                    (74)                   (940)
  Loss (gain) on sale of property, plant and
      equipment                                                           462                   (282)                     65
  Increase (decrease) in cash, excluding
      effects of acquisitions, due to changes in:
      Accounts receivable                                              (4,891)                 2,993                  (3,482)
      Inventories                                                        (422)                (3,586)                 (1,305)
      Income tax receivable                                            (1,993)                     -                   2,250
      Other current assets                                                150                   (568)                  1,179
      Accounts payable                                                  4,957                 (1,096)                  2,839
      Accrued compensation and employee benefits                          990                    936                   1,922
      Accrued interest                                                   (265)                  (130)                   (372)
      Accrued income taxes                                             (2,325)                (1,140)                    518
      Other, net                                                         (101)                  (919)                  1,574
                                                                 ------------         --------------         ---------------
      Total adjustments                                                16,419                 12,429                  19,540
                                                                 ------------         --------------         ---------------
Net cash provided by operating activities of
 continuing operations                                                 34,181                 26,404                  29,954
                                                                 ------------         --------------         ---------------
Net cash provided by operating activities
 of discontinued operations                                                 -                 14,772                  24,858
                                                                 ------------         --------------         ---------------
Net cash provided by operating activities                              34,181                 41,176                  54,812
                                                                 ------------         --------------         ---------------

   The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-----------------------------------------------------------------------------


                                                                                         FOR THE YEAR ENDED
                                                                                         ------------------
                                                                       DECEMBER 31,          DECEMBER 25,            DECEMBER 26,
                                                                         1999                   1998                    1997
                                                                         ----                   ----                    ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property,
plant and equipment                                                   $         209         $       1,842           $       3,302
Acquisition of property, plant and equipment                                (21,982)              (16,691)                (12,785)
Investment in joint ventures                                                      -                     -                     (18)
Net proceeds from sale of discontinued operations                                 -                30,094                       -
Investing activities of discontinued operations                                   -                  (308)                   (758)
Other, net                                                                     (172)                  783                    (782)
                                                                      -------------        --------------          --------------
Net cash (used in) provided by investing activities,
excluding acquisitions                                                      (21,945)               15,720                 (11,041)
                                                                      -------------        --------------          --------------
Net cash provided before financing
activities, excluding acquisitions                                           12,236                56,896                  43,771

Acquisition of net assets, net of cash acquired                             (23,857)              (18,995)                      -
                                                                      -------------        --------------          --------------
Net cash (used) provided before financing activities                        (11,621)               37,901                  43,771
                                                                      -------------        --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loans                                                86,525                59,762                  67,215
Repayments on revolving loans                                               (67,900)              (62,082)               (107,085)
Repayments of senior notes                                                   (9,370)               (6,513)                 (2,667)
Repayments of convertible notes                                             (17,057)                    -                       -
Repayments of senior subordinated notes                                      (1,250)               (1,250)                 (1,250)
(Repayments) proceeds of other long-term debt, net                           (5,111)               (2,137)                  1,164
Proceeds from issuance of common stock                                          412                   542                     327
                                                                      -------------        --------------          --------------
Net cash used in financing activities                                       (13,751)              (11,678)                (42,296)
                                                                      -------------        --------------          --------------
Net (decrease) increase in cash and cash equivalents                        (25,372)               26,223                   1,475

Cash and cash equivalents, beginning of year                                 30,676                 4,453                   2,978
                                                                      -------------        --------------          --------------
Cash and cash equivalents, end of year                                $       5,304         $      30,676           $       4,453
                                                                      =============        ==============          ==============
Cash paid during the year for:
Interest                                                              $       6,409         $       6,785           $       9,789
Income taxes                                                          $      12,292         $       9,164           $       6,136


The accompanying notes are an integral part of these financial statements.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements and related notes have been reclassified to reflect the Company's divestiture in 1998 of the power generation products segment, accounted for as discontinued operations (see
     Note 3). The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The term "Company" as used in these consolidated financial statements refers to Jason Incorporated and its subsidiaries.

     CASH AND CASH EQUIVALENTS
     For purposes of the Consolidated Statements of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

     INVENTORIES
     Inventories are stated at the lower of cost or market. The first-in, first-out (FIFO) method is used to determine cost for all of the Company's inventories.

     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized over the term of the respective leases using the straight-line method. Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

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

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     INTANGIBLE ASSETS

     Intangible assets are comprised of the following (in thousands):

                                                  December 31, December 25,
                                                     1999          1998
                                                   --------      -------
          Goodwill                                 $ 96,508      $79,779
          Other intangible assets                    12,125        8,959
                                                   --------      -------
                                                    108,633       88,738
          Less: accumulated amortization            (21,985)     (18,317)
                                                   --------      -------
                                                   $ 86,648      $70,421
                                                   ========      =======

     Other intangible assets include patents, computer software, trademarks, intellectual property and covenants not-to-compete. Intangible assets are being amortized over their respective estimated useful lives ranging from 5-30 years.

     LONG-LIVED ASSETS
     The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the long-lived assets to the net carrying value of the long-lived assets.

     DEFERRED FINANCING COSTS
     Expenses associated with the issuance of debt instruments are capitalized and amortized over the respective terms of the debt instruments. Net deferred financing costs included in other assets at December 31, 1999 and December 25, 1998 approximated $210,000 and $433,000, respectively.

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

     FUTURE ACCOUNTING CHANGES
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivative instruments to be recorded in the Consolidated Balance Sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. In June 1999, the statement's effective date was delayed by one year and will be effective for all

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     fiscal quarters of fiscal years beginning after June 15, 2000. The effect of adoption of this statement on the Company's earnings and financial condition is expected to be minimal.

2.   ACQUISITIONS

     Effective December 1, 1999, the Company completed the acquisition of Sinjet System AB ("Sinjet") for approximately $4.4 million, including cash and acquisition costs, plus the assumption of approximately $4.6 million of debt. Sinjet is a leading manufacturer of industrial brushes in Sweden and of road sweeping brushes in Denmark. This business has been integrated into the Company's industrial products segment.

     Effective February 9, 1999, the Company completed the acquisition of Sealeze Corporation ("Sealeze") for approximately $18.4 million, including acquisition costs. Sealeze is a major producer of strip brushes for industrial and consumer applications. This business has been integrated into the Company's industrial products segment.

     Effective February 3, 1999, the Company completed the acquisition of the acoustical insulation manufacturing and molding operations of Lear Corporation based in Colne, England for approximately $1.4 million. This operation further expands the Company's European automotive capabilities. This business has been integrated into the Company's motor vehicle products segment.

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

     The aforementioned acquisitions have been accounted for using the purchase method and, accordingly, operating results are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as identifiable intangible assets and goodwill.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS

     Effective June 5, 1998, the Company completed the sale of its power generation businesses. Net cash proceeds from the sale approximated $30.1 million; there was no gain or loss on the sale. The provision for income taxes on discontinued operations was approximately $817,000 and $1,159,000 for 1998 and 1997, respectively.

     Sales and operating profit of the power generation businesses were $61.0 million and $2.6 million, respectively, for the period ended June 5, 1998. Sales and operating profit of the power generation businesses were $142.7 million and $4.2 million, respectively, for the year ended December 26, 1997.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following (in thousands):

                                                     December 31,  December 25,
                                                         1999          1998
                                                         ----          ----
          Accounts receivable                           $55,204      $48,404
          Allowance for doubtful accounts                (2,105)      (1,846)
                                                        -------      -------
                                                        $53,099      $46,558
                                                        =======      =======

5.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                                December 31,  December 25,
                                                    1999         1998
                                                    ----         ----
          Raw material                             $20,732      $19,881
          Work-in-process                            5,191        5,817
          Finished goods                            22,878       20,670
                                                   -------      -------
                                                   $48,801      $46,368
                                                   =======      =======

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                  December 31,    December 25,
                                                     1999             1998
                                                  -----------     ------------
     Land and improvements                          $  4,262       $  2,373
     Buildings and improvements                       33,262         32,361
     Machinery and equipment                         153,608        134,173
     Construction-in-progress                          4,390          4,058
                                                    --------       --------
                                                     195,522        172,965
     Less: accumulated depreciation                  (92,941)       (80,268)
                                                    --------       --------
                                                    $102,581       $ 92,697
                                                    ========       ========


7.   REVOLVING LOAN AGREEMENT AND LONG-TERM DEBT

     The revolving loan and long-term debt consisted of the following (in thousands):

                                              December 31,    December 25,
                                                  1999           1998
                                              ------------    ------------
     Revolving loan                             $ 18,625       $      -
                                                ========       ========
     Convertible notes                          $      -       $ 17,057
     Senior note - 1995                           17,143         20,000
     Senior note - 1994                           17,308         21,154
     Senior notes - 1992                           8,000         10,666
     Senior subordinated notes                     1,250          2,500
     Suroflex notes                               12,720         13,732
     Other                                         6,098          7,687
                                                --------       --------
                                                  62,519         92,796
     Less: current maturities                    (10,936)       (29,947)
                                                --------       --------
                                                $ 51,583       $ 62,849
                                                ========       ========

     Effective March 3, 1999, the Company amended and restated its existing revolving loan facility. Such facility provides for borrowings of up to $50 million, including letters of credit totaling $10 million. Letters of credit outstanding ($1.9 million at December 31, 1999) on the Company's behalf reduce availability under the facility. The revolving loan agreement matures on March 3, 2004; borrowings bear interest payable monthly, at the Company's option, at floating rates based upon either the bank's prime rate (8.50% at December 31, 1999) or a Eurodollar rate (7.25% at December 31,
     1999). A per annum commitment fee on the unused portion of the revolving loan facility is payable on a monthly basis (.25% at December 31, 1999). Interest rate margins applied to the prime rate and Eurodollar rate vary based upon the Company's interest coverage ratio.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     During 1995, in conjunction with the Company's acquisition of Milsco Manufacturing Company ("Milsco"), the Company issued $17,057,000 of convertible notes to the former Milsco shareholders. Interest was payable quarterly on these notes at a rate of 7%. At any time after January 31, 1996, and prior to the payment in full of the principal amount of the notes, the holders had the ability to convert all or any portion of the outstanding notes into shares of the Company's $.10 par value common stock. The number of common shares to be received by the holder was obtained by dividing the outstanding principal balance of the notes on the date of conversion by the conversion price of $11.25 per common share. In January 1999, the Company repaid the entire principal portion of the Milsco notes.

     During 1995, the Company entered into a $20,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.34% payable quarterly. The principal portion of the note is payable in seven equal annual installments of $2,857,143 which commenced May 31, 1999. During 1994, the Company entered into a $25,000,000 senior note agreement with an insurance company. The senior note bears interest at 7.72% payable quarterly. The principal portion of the note is payable in thirteen equal semi-annual installments of $1,923,077 which commenced April 27, 1998. During 1992, the Company entered into a $16,000,000 senior note agreement with two insurance companies. These senior notes bear interest at 7.65% payable semiannually. The notes are payable in six equal annual installments of $2,667,000 which commenced December 1, 1997.

     As of December 31, 1999, the interest rate on the 1989 senior subordinated notes was 10.775%. The senior subordinated notes are payable in equal installments of $1,250,000 in October of each year with interest payable semiannually. Under the terms of these agreements, the interest rate decreases as the Company's leverage ratio decreases.

     Long-term debt generated from the Company's acquisition of Suroflex (see
     Note 2) and held principally by German banks of $12.7 million at December 31, 1999 is not guaranteed by the Company and there is no requirement for the Company to repay these obligations in the event Suroflex would be unable to do so. In connection with the acquisition, the repayment terms were modified to eliminate principal repayments through 1999. Thereafter, annual payments are required in an amount equal to the excess of 49% of the pretax income of Suroflex over interest paid on the aforementioned obligations. Amounts outstanding under the debt agreements bear interest at a weighted average interest rate of 5.85% and are collateralized by substantially all of the assets of Suroflex.

     Future annual maturities of long-term debt are as follows (in thousands):

             2000                   $10,936
             2001                     9,687
             2002                     9,687
             2003                     7,020
             2004                     5,094
             Thereafter              20,095
                                    -------
                                    $62,519
                                    =======

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     All of the Company's lending agreements contain restrictions, including limitations on dividends, capital expenditures, new indebtedness and disposition of assets. The agreements also contain various leverage, interest coverage, fixed charge coverage, working capital and net worth requirements, among others. The Company's revolving loan and long-term debt is collateralized by substantially all Company assets.

8.   LEASE OBLIGATIONS

     The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities which are accounted for as operating leases.

     Future minimum lease payments required under long-term operating leases in effect at December 31, 1999 are as follows (in thousands):

                2000                              $ 6,807
                2001                                5,046
                2002                                3,868
                2003                                2,894
                2004                                1,885
                Thereafter                          5,319
                                                  -------
                Total minimum lease payments      $25,819
                                                  =======

     Total rental expense under operating leases was as follows (in thousands):

               For the year ended:
                    December 31, 1999              $7,202
                    December 25, 1998               6,376
                    December 26, 1997               5,768

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   EARNINGS PER SHARE

     A reconciliation of the income (numerator) and shares (denominator) used in the computations of basic and diluted earnings per common share from continuing operations, respectively, are as follows (in thousands except per share data):

                                                                    For the Year Ended
                                                                     December 31, 1999
                                                     --------------------------------------------
                                                       Income             Shares        Per Share
                                                     (Numerator)       (Denominator)      Amount
                                                     -----------       -------------      ------
     BASIC EARNINGS PER COMMON SHARE
          Income from continuing operations             $17,762            20,396         $  .87
                                                                                          ======
     EFFECT OF DILUTIVE SECURITIES
          Options                                             -               295
                                                        -------            ------
     DILUTED EARNINGS PER COMMON SHARE
          Income from continuing operations             $17,762            20,691         $  .86
                                                        =======            ======         ======



                                                                 For the Year Ended
                                                                  December 25, 1998
                                                       ------------------------------------
                                                         Income         Shares    Per Share
                                                       (Numerator)  (Denominator)   Amount
                                                       -----------  -------------   ------
     BASIC EARNINGS PER COMMON SHARE
          Income from continuing operations              $ 13,975       20,295      $ .69
                                                                                    =====
     EFFECT OF DILUTIVE SECURITIES
          Options                                               -          435
          Convertible notes                                   737        1,516
                                                         --------       ------
     DILUTED EARNINGS PER COMMON SHARE
          Income from continuing operations
            plus assumed conversions                     $ 14,712       22,246      $ .66
                                                         ========       ======      =====

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                     For the Year Ended
                                                                      December 26, 1997
                                                         -----------------------------------------
                                                           Income           Shares      Per Share
                                                         (Numerator)     (Denominator)    Amount
                                                         -----------     -------------    ------
     BASIC EARNINGS PER COMMON SHARE
          Income from continuing operations                $10,414          20,188        $ .52
                                                                                          =====
     EFFECT OF DILUTIVE SECURITIES
          Options                                                -             395
          Convertible notes                                    368             758
                                                           -------         -------
     DILUTED EARNINGS PER COMMON SHARE
          Income from continuing operations
            plus assumed conversions                       $10,782          21,341        $ .51
                                                           =======         =======        =====


     The impact, prior to their January 1999 repayment, of the assumed conversion of the $17,057,000 convertible notes, was included within the earnings per share calculations for those periods in which such conversion had a dilutive effect.

10.  SHAREHOLDERS' EQUITY

     COMMON STOCK - The Company has authorized 30,000,000 shares of $.10 par value common stock of which 20,435,353 and 20,354,633 shares were issued and outstanding at December 31, 1999 and December 25, 1998, respectively.

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

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Substantially all options granted vest ratably over a three-year period. Transactions and options outstanding under this plan were as follows:

                                                        Options       Price Per Share
                                                        -------       ---------------
     Outstanding at December 27, 1996                  1,557,214      $ 1.30 - $10.20
       Granted                                           146,250      $ 6.25 - $ 7.69
       Exercised                                         (78,132)     $ 1.30 - $ 6.40
       Canceled                                          (60,000)     $ 6.50 - $10.20
                                                       ---------
     Outstanding at December 26, 1997                  1,565,332      $ 1.30 - $10.20
       Granted                                           125,000      $ 8.00 - $ 9.75
       Exercised                                        (116,928)     $ 1.30 - $ 8.32
       Canceled                                         (145,500)     $ 6.50 - $ 7.69
                                                       ---------
     Outstanding at December 25, 1998                  1,427,904      $ 1.30 - $10.20
       Granted                                            27,000      $ 7.38 - $ 8.19
       Exercised                                         (80,720)     $ 1.30 - $ 7.69
       Canceled                                          (51,000)     $ 6.50 - $10.20
                                                       ---------
     Outstanding at December 31, 1999                  1,323,184      $ 1.30 - $10.20
                                                       =========
     Exercisable at December 26, 1997                  1,101,332      $ 1.30 - $10.20
     Exercisable at December 25, 1998                  1,137,904      $ 1.30 - $10.20
     Exercisable at December 31, 1999                  1,108,184      $ 1.30 - $10.20


     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." No compensation expense has been recognized for options granted under the stock option plan in accordance with the applicable accounting principles adopted by the Company as the option exercise price was equal to the fair value of the Company's common stock on the date of grant. Had compensation expense been determined based on the fair value at the grant date for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands except per share data):

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                          For the Year Ended
                                                ---------------------------------------
                                                December 31, December 25,  December 26,
                                                   1999         1998          1997
                                                ------------ ------------  ------------
     Net income - as reported                     $17,762      $15,253      $12,227
     Net income - pro forma                        17,555       15,013       12,022
     Basic earnings per common share,
       as reported                                    .87          .75          .60
     Diluted earnings per common share,
       as reported                                    .86          .72          .59
     Basic earnings per common share,
       pro forma                                      .86          .74          .59
     Diluted earnings per common share,
       pro forma                                      .85          .71          .58

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following grant assumptions used:

                                                   1999         1998      1997
                                                   ----         ----      ----
     Expected stock price volatility               31.96%       30.42%    29.88%
     Risk-free interest rate                        6.09%        4.83%     5.83%
     Expected life of options                     7 years      7 years   7 years

     The weighted average exercise prices per share for options outstanding at December 31, 1999, December 25, 1998 and December 26, 1997 are $6.30, $6.19
     and $5.86, respectively. The weighted average exercise prices per share for options exercisable at December 31, 1999, December 25, 1998 and December 26, 1997 are $5.97, $5.85 and $5.34, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1999 is
     7.81 years. The weighted average fair value of options granted during 1999, 1998 and 1997 is $3.63, $3.58 and $3.48 per share, respectively.

11.  INCOME TAXES

     The components of income (loss) before income taxes for the Company's continuing domestic and foreign operations were as follows (in thousands):

                                 For the Year Ended
                         --------------------------------------
                         December 31, December 25, December 26,
                            1999         1998        1997
                         ------------ ------------ ------------
          Domestic         $28,475     $19,878      $18,005
          Foreign              762       3,034         (933)
                           -------     -------      -------
                           $29,237     $22,912      $17,072
                           =======     =======      =======

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The consolidated provision for income taxes related to continuing operations included in the Consolidated Statements of Income consisted of the following (in thousands):


                                        For the Year Ended
                              ----------------------------------------
                              December 31, December 25,  December  26,
                                 1999         1998          1997
                              ------------ ------------  -------------
          Current:
               Federal           $ 8,453     $6,328         $6,212
               State               1,947      1,500          1,330
               Foreign               117      1,183             56
                                 -------     ------         ------
                                  10,517      9,011          7,598
                                 -------     ------         ------
          Deferred:
               Federal               818        (64)          (740)
               State                 140        (10)          (200)
                                 -------     ------         ------
                                     958        (74)          (940)
                                 -------     ------         ------
                                 $11,475     $8,937         $6,658
                                 =======     ======         ======

     The reconciliation between the Federal statutory tax rate expressed as a percent of pre-tax income and the effective tax rate is as follows:


                                                           For the Year Ended
                                              -------------------------------------------
                                              December 31,  December 25,     December 26,
                                                  1999          1998            1997
                                                  ----          ----            ----
          Federal statutory rate                  35.0%        35.0%           35.0%
          State income taxes, net of
               federal benefit                     4.4          3.6             4.3
          Nondeductible amortization of
               intangible assets                   1.1          1.4             1.8
          Foreign sales corporation benefit       (0.4)        (0.3)           (1.0)
          Other                                   (0.9)        (0.7)           (1.1)
                                                  ----         ----            ----
                                                  39.2%        39.0%           39.0%
                                                  ====         ====            ====

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. The Company's temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                     December 31,  December 25,
                                                         1999          1998
                                                         ----          ----
          Deferred tax assets:
             Accrued expenses and reserves             $  3,534     $   2,894
             Postretirement and postemployment
               benefits                                   2,476         2,406
             Employee benefits                            2,135         1,483
             Foreign operating loss carryforwards        11,500        13,400
             Valuation allowance                        (11,500)      (13,400)
                                                       --------     ---------
                                                          8,145         6,783
                                                       --------     ---------
          Deferred tax liabilities:
             Property, plant and equipment               (7,894)       (7,570)
             Intangible assets                           (2,950)       (1,802)
             Other                                       (7,441)       (7,093)
                                                       --------     ---------
                                                        (18,285)      (16,465)
                                                       --------     ---------
          Net deferred tax liability                   $(10,140)    $  (9,682)
                                                       ========     =========


     The deferred tax asset valuation allowance is related entirely to certain of the Company's foreign operations, including German net operating loss carryforwards acquired in connection with the Suroflex transaction totaling approximately $22,897,000 (at December 31, 1999 exchange rates) and for which a valuation allowance was provided at the time of the acquisition. At December 31, 1999, the Company's foreign subsidiaries had approximately $25,855,000 in net operating losses available for carryforward; approximately $2,100,000 of such carryforwards expire at various times through 2001 while the remainder of these carryforwards are available for an unlimited period.

12.  EMPLOYEE BENEFIT PLANS

     The Company maintains defined benefit pension plans covering union employees at certain of its divisions and foreign operations. Additionally, the Company maintains savings and profit sharing plans for the majority of employees not covered by union defined benefit plans.

Jason Incorporated
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Net periodic costs for the defined benefit plans include the following components (in thousands):

                                                            For the Year Ended
                                                  -----------------------------------------
                                                  December 31, December 25,    December 26,
                                                      1999          1998           1997
                                                      ----          ----           ----
          Service cost                               $ 252         $ 197          $  24
          Interest cost                                588           520            287
          Return on plan assets                       (285)         (105)          (754)
          Amortization and deferrals                  (212)         (404)           432
                                                     -----         -----          -----
          Net periodic benefit cost (income)         $ 343         $ 208          $ (11)
                                                     =====         =====          =====



     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans (in thousands):

                                                                              December 31,    December 25,
                                                                                  1999            1998
                                                                                  ----            ----
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year                                    $  9,671         $ 3,934
     Acquisition                                                                       -           5,358
     Service cost                                                                    252             197
     Interest cost                                                                   588             520
     Actuarial gain                                                                 (219)            (20)
     Plan participants' contributions                                                 47              36
     Benefits paid                                                                  (441)           (377)
     Currency translation                                                           (480)            230
     Plan termination                                                                  -            (207)
                                                                                --------         -------
     Benefit obligation at end of year                                             9,418           9,671
                                                                                --------         -------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year                                6,820           4,399
     Acquisition                                                                       -           2,342
     Actual return on plan assets                                                    717             436
     Employer contribution                                                           190             165
     Plan participants' contributions                                                 47              36
     Benefits paid                                                                  (441)           (377)
     Currency translation                                                           (110)             26
     Plan termination                                                                  -            (207)
                                                                                --------         -------
     Fair value of plan assets at end of year                                      7,223           6,820
                                                                                --------         -------
     Funded status                                                                (2,195)         (2,851)
     Unrecognized actuarial gain                                                    (653)           (659)
     Unrecognized transition liability                                               492             394
     Additional minimum liability                                                      -               -
                                                                                --------         -------
     Accrued benefit cost                                                       $ (2,356)        $(3,116)
                                                                                ========         =======

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The projected benefit obligation was determined using weighted averaged assumed discount rates ranging from 6.0% to 7.25% at December 31, 1999 and at December 25, 1998, and weighted averaged assumed long-term rate of return on plan assets ranging from 7.4% to 9.0% at December 31, 1999 and from 5.5% to 9.0% at December 25, 1998. The weighted average expected rate of compensation increase was 3.9% at December 31, 1999 and December 25, 1998. Plan assets consist principally of common stocks and government obligations.

     The projected benefit obligation for non-U.S. defined benefit pension plans totaled $5,734,000 and $5,863,000 as of December 31, 1999 and December 25, 1998, respectively. Assets maintained by these plans totaled $3,504,000 and $2,910,000 as of December 31, 1999 and December 25, 1998, respectively.

     The Company also provides postretirement health care benefits and life insurance coverage to certain eligible employees at one of its divisions. The costs of retiree health care benefits and life insurance coverage are accrued over the employee service periods.

     The net postretirement benefit costs include the following components (in thousands):

                                                  For the Year Ended
                                          --------------------------------------
                                          December 31, December 25, December 26,
                                               1999         1998       1997
                                               ----         ----       ----

     Service cost                             $  59         $ 61      $   62
     Interest cost                              360          377         377
     Amortization and deferrals                 (47)         (28)        (16)
                                              -----         ----      ------
     Net periodic benefit cost                $ 372         $410      $  423
                                              =====         ====      ======

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Presently, the Company's postretirement benefit plans are not funded. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plans (in thousands):

                                                                December 31, December 25,
                                                                   1999         1998
                                                                -----------  ------------
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year                     $ 5,028      $  5,084
     Service cost                                                     59            61
     Interest cost                                                   360           377
     Actuarial gain                                                 (293)         (192)
     Benefits paid                                                  (329)         (302)
                                                                 -------      --------
     Benefit obligation at end of year                             4,825         5,028
                                                                 -------      --------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year                    -             -
     Employer contribution                                           329           302
     Benefits paid                                                  (329)         (302)
                                                                 -------      --------
     Fair value of plan assets at end of year                          -             -
                                                                 -------      --------

     Funded status                                                (4,825)       (5,028)
     Unrecognized actuarial gain                                  (1,198)         (942)
                                                                 -------      --------
     Accrued benefit cost                                        $(6,023)     $ (5,970)
                                                                 =======      ========

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at December 31, 1999 and December 25, 1998. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 6.0% and 5.0% for the hourly and salaried plans, respectively, at December 31, 1999 and December 25, 1998. It was assumed that these rates will decline to 1% over periods of 30 years and 25 years for the hourly and salaried plans, respectively.

     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $327,000 and would increase the net postretirement benefit expense for 1999 by approximately $32,000. A one percentage-point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $318,000 and would decrease the net postretirement benefit expense for 1999 by approximately $32,000.

     The Company maintains an incentive compensation plan which provides for incentive payments to certain employees upon the achievement of defined operating results. Incentive compensation expense approximated $2,730,000, $2,571,000 and $3,055,000 in 1999, 1998 and 1997, respectively. These amounts are included in accrued compensation and employee benefits within the accompanying Consolidated Balance Sheets.

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  SEGMENT INFORMATION

     Reference is made to pages 20 through 24 for segment financial data and an unaudited description and discussion of the Company's business segments.

     The Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (motor vehicle products and industrial products) since the long term financial performance of the business units within these segments is affected by similar economic conditions. The Company evaluates performance based on operating earnings of the respective business units.

     Motor vehicle products include businesses which are manufacturers of nonwoven fiber padding for the automotive industry and seating products for motorcycles and a broad array of other mobile equipment. The four largest customers of this segment comprised approximately 29%, 27% and 26% of consolidated sales in 1999, 1998 and 1997, respectively. Receivables outstanding with these customers represented approximately 29% and 26% of accounts receivable balances at December 31, 1999 and December 25, 1998, respectively.

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

                                                United States  Germany      All Other       Eliminations        Total
                                                -------------  -------      ---------       ------------        -----

     Year Ended December 31, 1999
          Sales to unaffiliated customers          $377,104    $36,805      $30,538           $(20,582)       $ 423,865
          Long-lived assets                         155,000     24,836       11,464                  -          191,300

     Year Ended December 25, 1998
          Sales to unaffiliated customers          $349,311    $34,872      $24,080           $(17,410)       $ 390,853
          Long-lived assets                         134,011     25,296        5,877                  -          165,184

     Year Ended December 26, 1997
          Sales to unaffiliated customers          $328,043    $12,036      $12,970           $(14,383)       $ 338,666
          Long-lived assets                         125,641     14,133        1,949                  -          141,723

JASON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for 1999 and 1998 are presented below (in thousands except per share data):


                                                                                    Quarter
                                                       -----------------------------------------------------------------
     1999                                                First          Second       Third          Fourth       Total
     ----                                                -----          ------       -----          ------       -----
     Net sales                                         $ 102,200       $ 108,376    $101,775      $ 111,514     $423,865
     Gross profit                                         23,215          26,458      23,138         27,213      100,024
     Net income                                            3,561           4,964       3,686          5,551       17,762

     Basic earnings per common share                        0.18            0.24        0.18           0.27         0.87

     Diluted earnings per common share                      0.17            0.24        0.18           0.27         0.86



                                                                                Quarter
                                                       -----------------------------------------------------------
     1998                                               First        Second      Third        Fourth       Total
     ----                                               -----        ------      -----        ------       -----
     Net sales                                         $90,665       $99,402    $98,141      $102,645     $390,853
     Gross profit                                       19,051        23,383     21,251        23,600       87,285
     Income from continuing operations                   2,859         3,805      2,475         4,836       13,975
     Income from discontinued operations, net
       of tax                                              747           531          -             -        1,278
                                                       -------       -------    -------      --------     --------
     Net income                                        $ 3,606       $ 4,336    $ 2,475      $  4,836     $ 15,253
                                                       =======       =======    =======      ========     ========
     Earnings per share - basic
       Income from continuing operations               $   .14       $   .19    $  0.12      $   0.24     $    .69
       Income from discontinued operations                 .04           .02          -             -          .06
                                                       -------       -------    -------      --------     --------
       Net income                                      $   .18       $   .21    $  0.12      $   0.24     $    .75
                                                       =======       =======    =======      ========     ========
     Earnings per share - diluted
       Income from continuing operations               $   .13       $   .18    $   .12      $    .23     $    .66
       Income from discontinued operations                 .04           .02          -             -          .06
                                                       -------       -------    -------      --------     --------
       Net income                                      $   .17       $   .20    $   .12      $    .23     $    .72
                                                       =======       =======    =======      ========     ========




15.  SUBSEQUENT EVENT

     On January 31, 2000, the Company announced the signing of a definitive merger agreement providing for the acquisition of the Company by a group consisting of the Company's senior management and an affiliate of a New York based private equity firm. Such transaction is expected to be submitted to shareholders for a vote and, if approved by the shareholders, will close in the second quarter of 2000. The transaction is also subject to a number of other conditions and, accordingly, no assurance can be given that the transaction will be completed. In connection with such announcement, three purported class action lawsuits have been filed against the Company and its directors seeking damages and other relief. The Company believes such lawsuits are without merit and intends to defend the lawsuits vigorously.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of Jason Incorporated


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 59 present fairly, in all material respects, the financial position of Jason Incorporated and its subsidiaries at December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 1, 2000, except as to Note 15
  which is as of February 15, 2000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT


                                    DIRECTORS

VINCENT L. MARTIN

     Age: 60; Elected Director: 1985; Present Term Ends: 2000 Annual Meeting; Shares Beneficially Owned: 4,430,129

     Mr. Martin has been Chairman since June, 1999. Mr. Martin was Chief Executive Officer of the Company from November, 1985 to June, 1999 and has been a director since it was formed in November, 1985. Mr. Martin is a director of Modine Manufacturing Company.



MARK TRAIN

     Age: 58; Elected Director: 1985; Present Term Ends: 2000 Annual Meeting; Shares Beneficially Owned: 3,257,683

     Mr. Train has been Chief Executive Officer and President since June, 1999. Mr. Train was Executive Vice President, Secretary and Treasurer of the Company and has been a director since it was formed in November, 1985. Mr. Train is a member of the American Institute of Certified Public Accountants.



WAYNE OLDENBURG

     Age: 53; Elected Director: 1987; Present Term Ends: 2000 Annual Meeting; Shares Beneficially Owned: 147,078

     Since 1981 Mr. Oldenburg has served as Chief Executive Officer of Oldenburg Group, Inc., a privately-held industrial manufacturing company.



FRANK JONES

     Age: 60; Elected Director: 1987; Present Term Ends: 2000 Annual Meeting; Shares Beneficially Owned: 65,086

     For the past twelve years Mr. Jones has been an independent consultant in Tucson, Arizona. Mr. Jones is a director of Modine Manufacturing Company, Ingersoll International Incorporated, Star Cutter Co., Gardner Publications, Inc. and General Tool Co.

DAVID DRURY

     Age: 51; Elected Director: 1989; Present Term Ends: 2000 Annual Meeting; Shares Beneficially Owned: 67,863

     Since July, 1999 Mr. Drury has been President of Poblocki & Sons, LLC, a privately-held manufacturer of commercial signs and displays. From November, 1997 through June, 1999 and from January 1, 1994 through September, 1994, Mr. Drury was an independent consultant in Milwaukee, Wisconsin. Mr. Drury served as President of Stolper-Fabralloy Co. LLC, a fabricator of gas turbine engine components, from October, 1994 through October, 1997. Mr. Drury is a director of Plexus Corp. and St. Francis Capital Corporation.



WAYNE FETHKE

     Age: 55; Elected Director: 1987; Present Term Ends: 2000 Annual Meeting; Shares Beneficially Owned: 36,010

     Mr. Fethke has served as Chief Executive Officer of Fiskars Consumer Products Group whose parent is Fiskars OY AB of Helsinki, Finland, since 1978. Fiskars is a manufacturer of consumer cutlery and power electronics.

                               EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:



Name                             Title                                          Age
----                             -----                                          ---

Vincent Martin                   Chairman of the Board                          60
Mark Train                       Chief Executive Officer and President          58
Michael Gubesch                  Vice President                                 59
John Hengel                      Vice President-Finance and Secretary           41
Timothy Hitesman                 Vice President                                 55
Robert Sandberg                  Vice President                                 50
William Talbert                  Vice President                                 56
Howard Wolter                    Controller and Assistant Secretary             68


     The terms of office and past business experiences of Messrs. Martin and Train are described above.

MICHAEL GUBESCH, Vice President

     Mr. Gubesch was appointed a Vice President of the Company in May, 1993 and is in charge of the Company's Janesville Products unit. Mr. Gubesch has been with Janesville Products since 1983 and was Vice President of Operations when Janesville Products was acquired by the Company in January, 1986.

JOHN HENGEL, Vice President-Finance and Secretary

     Mr. Hengel was appointed Vice President-Finance and Secretary in June, 1999 and serves as the Company's Chief Financial Officer. Prior to joining the Company in June, 1999, Mr. Hengel held various positions at PricewaterhouseCoopers LLP, most recently as a Director of Audit and Business Advisory Services. Mr. Hengel is a Certified Public Accountant.



TIMOTHY HITESMAN, Vice President

     Mr. Hitesman was appointed a Vice President of the Company in April, 1998 and is in charge of the Company's Jason Brush Group (formerly known as Osborn International). Mr. Hitesman has been with Osborn International since 1991 and was Vice President of Operations until appointment as President of Osborn International in April, 1997.



ROBERT SANDBERG, Vice President

     Mr. Sandberg was appointed a Vice President of the Company in December, 1994. He has been in charge of the Company's Sackner Products unit since June, 1993 and of its Jason Components unit since September, 1998. Mr. Sandberg has been with Sackner Products since 1977 and was Vice President of Operations when it was acquired by the Company in June, 1991.



WILLIAM TALBERT, Vice President

     Mr. Talbert has been with the Company since 1987 and was appointed a Vice President of the Company in February, 1988. He is in charge of the Company's JacksonLea unit.



HOWARD WOLTER, Controller and Assistant Secretary

     Mr. Wolter has been the Controller and Assistant Secretary of the Company since April, 1989. Mr. Wolter has been with the Company since its formation.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.


     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table sets forth summary information with respect to all compensation, including stock options granted and all cash bonuses and accrued deferred compensation, incurred by the Company during the last three fiscal years ended December 31, 1999, to or on behalf of the Chief Executive Officer ("CEO") and the four most highly paid executive officers, other than the CEO (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation         Long-Term Compensation
                                           -------------------         ----------------------
                                                                               Awards
                                                                               ------
                                                                             Securities
Name and                                                                     Underlying             Other Annual
Principal Position              Year    Salary($)   Bonus($)(1)            Options/SARs(#)        Compensation($)(2)
------------------              ----    ---------   -----------            ---------------        ------------------
Vincent Martin                  1999      412,500     160,421                  -                        6,400
   Chairman                     1998      405,000     175,500                  -                        6,400
                                1997      390,000     248,182                  -                        6,350
Mark Train                      1999      412,500     160,421                  -                        6,400
   President and CEO            1998      380,000     164,667                  -                        6,400
                                1997      365,000     232,273                  -                        6,350
David Anderson                  1999      203,769     127,360                  -                       10,400
   Vice President (3)           1998      195,423      71,711                  -                       10,400
                                1997      184,812      85,324                  -                       10,350
Michael Gubesch                 1999      164,000     164,000                  -                        6,400
   Vice President               1998      156,000     156,000              5,000                        6,240
                                1997      148,000      93,283              5,000                        5,920
Robert Sandberg                 1999      159,000     159,000                  -                        6,400
   Vice President               1998      126,000     126,000                  -                        5,040
                                1997      124,385     124,385              5,000                        4,975


(1)   Bonus earned upon achievement of performance objectives.

(2) Company contributions under qualified employees savings and profit sharing plan.

(3)   Mr. Anderson retired effective February 8, 2000.

     The Company, by policy, provides that each of its officers, including the named executive officers, is entitled to receive their base salaries for one year after termination if the Company terminates their employment without cause. If termination is for cause, which includes gross negligence in the course of employment and other forms of misconduct, the salary continuation is forfeited.

     Directors of the Company, other than salaried employees of the Company, receive directors' fees of $15,000 per year and $1,000 per meeting. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.

                                  STOCK OPTIONS

     On April 16, 1987, the Company adopted a nonqualified stock option plan, which was amended on April 25, 1991 (the "Plan"). The Plan provides for the grant to key employees and outside directors of the Company of options covering shares of Common Stock. The Plan is administered by the Board of Directors which has discretion to increase the number of shares covered by the Plan, select optionees, designate the number of shares to be covered by each option, establish vesting schedules, specify the amount and type of consideration to be paid to the Company on exercise, and to specify certain other terms of the options. The exercise price of options granted under the Plan must be at least 85% of the fair market value of Common Stock on the date of grant. The Company has reserved 2,687,500 shares of Common Stock for issuance under the Plan subject to adjustment for certain dilutive events. At December 31, 1999, options to purchase 1,323,184 shares were outstanding. During fiscal 1999, options were granted to purchase 27,000 shares of Common Stock at per share exercise prices of $7.38 to $8.19 and options for 80,720 shares were exercised at exercise prices of $1.30 to $7.69 per share. A total of 743,048 shares of Common Stock remain available for future grants under the Plan.

     No stock options were granted to the named executive officers during the fiscal year ended December 31, 1999.

     The following table shows certain information regarding stock options held by the named executive officers as of December 31, 1999:



                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                 Number of Securities           Value of Unexercised
                                                                Underlying Unexercised              In-the-Money
                                                              Options/SARs at FY-End (#)            Options/SARs
                                                              --------------------------           at FY-End ($)*
                                                                                                   --------------
Name                 Shares Acquired
----                 ---------------
                           on          Value Realized ($)    Exercisable   Unexerciseable    Exercisable    Unexercisable
                           --          ------------------    -----------   --------------    -----------    -------------
                       Exercise(#)
                       -----------
Vincent Martin              -                   -               -              -                -              -
Mark Train                  -                   -               -              -                -              -
David Anderson              -                   -             60,000           -              19,375           -
Michael Gubesch             -                   -             41,915         10,000           43,112           -
Robert Sandberg             -                   -             43,439          5,000           22,111           -


* Calculated based on the closing sale price of $7.25 per share on December 31, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of shares of common stock as of February 15, 2000 by each person known to the Company to own beneficially more than 5% of the common stock, each director of the Company, the named executive officers, and all directors and officers as a group.

     The Company has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Shares of common stock subject to options that are either currently exercisable or exercisable within 60 days of February 15, 2000 are treated as outstanding and beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


              Name and Address of                          Number of
               Beneficial Owner                          Shares Owned              Percent
               ----------------                          ------------              -------

VINCENT MARTIN                                            4,430,129 (1)              21.7%
411 East Wisconsin Avenue, Suite 2120
Milwaukee, WI 53202

MARK TRAIN                                                3,257,683 (2)              15.9%
411 East Wisconsin Avenue, Suite 2120
Milwaukee, WI 53202

STATE OF WISCONSIN INVESTMENT BOARD                       2,080,675 (3)              10.2%
P.O. Box 7842
Madison, WI 53707

DIMENSIONAL FUND ADVISORS, INC.                           1,326,699 (4)               6.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

UBS AG                                                    1,316,689 (5)               6.4%
Bahnhofstrasse 45
8021, Zurich, Switzerland

ROBERT FLEMING, INC.                                      1,102,502 (6)               5.4%
320 Park Avenue, 11th Floor
New York, NY 10022

DAVID ANDERSON                                               88,263 (7)               (15)
9009 N. 51st Street
Milwaukee, WI 53223

MICHAEL GUBESCH                                              96,275 (8)               (15)
156 South Norwalk Road
Norwalk, OH 44857

WAYNE OLDENBURG                                             147,078 (9)               (15)
8600 West Bradley Road
Milwaukee, WI 53224

FRANK JONES                                                  65,086(10)               (15)
6740 North St. Andrews Drive
Tucson, AZ 85718



ROBERT SANDBERG                                              67,712(11)               (15)
411 East Wisconsin Avenue, Suite 2125
Milwaukee, WI 53202

DAVID DRURY                                                  67,863(12)               (15)
922 South 70th Street
West Allis, WI 53214

WAYNE FETHKE                                                 36,010(13)               (15)
636 Science Drive
Madison, WI  53711

All directors and officers as a                           8,465,996(14)              40.6%
group (thirteen persons)


     (1) Includes 4,430,004 shares that are subject to a voting agreement with Saw Mill and certain of its affiliates and 125 shares that are not subject to the voting agreement and that are held by a trust of which Mr. Martin is trustee.

     (2) Includes 3,256,679 shares that are subject to a voting agreement with Saw Mill and certain of its affiliates and 1,004 shares that are not subject to the voting agreement and that are held by trusts of which Mr. Train is trustee.

     (3) The State of Wisconsin Investment Board has reported to the Company that a Schedule 13G was filed with the Securities and Exchange Commission indicating that as of December 31, 1999, it had sole power to vote 2,080,675 shares.

     (4) Dimensional Fund Advisors has reported to the Company that a Schedule 13G was filed with the Securities and Exchange Commission indicating that as of December 31, 1999, it had sole power to vote 1,326,699 shares.

     (5) UBS AG has reported to the Company that a Schedule 13G was filed with the Securities and Exchange Commission indicating that as of December 31, 1999, it had sole power to vote 1,315,689 shares and shared power to vote 1,316,689 shares.

     (6) Robert Fleming, Inc. has reported to the Company that a Schedule 13G was filed with the Securities and Exchange Commission indicating that as of December 31, 1999 it had sole power to vote 1,102,502 shares.

     (7)  Includes options to purchase 60,000 shares.

     (8)  Includes options to purchase 41,915 shares.

     (9)  Includes options to purchase 27,813 shares.

     (10) Includes options to purchase 27,813 shares.

     (11) Includes options to purchase 43,439 shares.

     (12) Includes options to purchase 27,813 shares.

     (13) Includes options to purchase 27,813 shares.

     (14) Includes options to purchase 432,068 shares.

     (15) Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 31, 2000, the Company announced that it had signed a definitive merger agreement providing for the acquisition of the Company by a group consisting of Jason's senior management and Saw Mill. The management members of the group are Vincent L. Martin, Chairman of Jason, and Mark Train, President and Chief Executive Officer of Jason (collectively, the "Management Shareholders"). The merger agreement provides that shareholders of the Company (other than the Company, Merger Sub or shareholders who perfect their dissenters' rights) will receive $11.25 in cash for each share of Jason common stock. Pursuant to this transaction, if completed, the Management Shareholders will retain a continuing ownership interest in Jason by contributing part of their shares of Jason common stock to an affiliate of Saw Mill in exchange for shares of such affiliate's common stock, the Management Shareholders and certain of their affiliates will receive the merger consideration of $11.25 for all other shares owned by them, and the Management Shareholders will continue to serve in their positions as executive officers of Jason after the merger and will enter into new employment agreements with Jason after the merger. On a combined basis, the Management Shareholders and such affiliates will receive aggregate consideration equal to approximately $10.90 per share of Jason common stock owned by them. The Management Shareholders have also agreed to allow Saw Mill to vote their shares in favor of the merger.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)    The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS. The following financial statements of the Company provided in Item 8.

Consolidated Balance Sheets - as of December 31, 1999 and December 25, 1998.

Consolidated Statements of Income - years ended December 31, 1999, December 25, 1998 and December 26, 1997.

Consolidated Statements of Shareholders' Equity - years ended December 31, 1999, December 25, 1998 and December 26, 1997.

Consolidated Statements of Cash Flows - years ended December 31, 1999, December 25, 1998 and December 26, 1997.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

2.    FINANCIAL STATEMENT SCHEDULE:

Financial Statement Schedule for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.

Schedule II     Valuation and Qualifying Accounts and Reserves

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore have been omitted.


 3.     EXHIBITS:
 3.1     Articles of Incorporation of the Company, as amended.
 3.2 Agreement and Plan of Merger between the Company (formerly known as Jason Merger Corp.) and its predecessor Jason Incorporated, a Delaware corporation.
 3.3     By-Laws of the Company, as amended.
 4.1     Specimen Common Stock certificate.
10.1 Jason Incorporated Deferred Compensation Plan for Employees dated September 26, 1986.
10.2     Jason Employee Savings and Profit Sharing Plan effective January 1,
         1986.
10.3 Jason Incorporated Management Incentive Compensation Plan effective January 1, 1987.
10.4 Jason Incorporated Key Executive Incentive Compensation Plan effective January 1, 1987.
10.5 Jason Incorporated 1987 Nonqualified Stock Option Plan dated April 16, 1987 as amended and restated January 30, 1989.
10.6 Amendment to Jason Incorporated 1987 Nonqualified Stock Option Plan, effective January 30, 2000.
10.7 Jason Employee Savings and Profit Sharing Plan Modifications: subsection 7.3(a) of Article VII, section 7.2 of Article VII, section 2.1, section 3.1, section 4.2, section 2.2, section 2.3, section 2.1, section 6.4 and section 3.7.
10.8     Jason Incorporated Note Agreement dated as of October 1, 1989 re:
         $10,000,000 10.60% Senior Subordinated Notes Due October 15, 2000.
10.9 Purchase and Sale Agreement dated June 28, 1991 for the purchase of the assets of Sackner
10.10 Purchase and Sale Agreement dated May 31, 1991 for the purchase of the assets of Lea.
10.11 Credit Agreement by and among Jason Incorporated, The First National Bank of Chicago and The First National Bank of Boston, as amended.
10.12 Note Agreements dated as of November 15, 1992 re: $16,000,000 7.65% Senior Secured Notes due December 1, 2002.
10.13 Stock Purchase Agreement between the Company and the majority stockholders of Koller Industries, Inc.
10.14 Stock Purchase Agreement between the Company and the minority stockholders of Koller Industries, Inc.
10.15 Form of Stock Purchase Agreement executed by the Company in connection with the January 1994 private placement of common stock.
10.16 Purchase and Sale Agreement between the Company and Milsco Manufacturing Company.
10.17 Second Amended and Restated Credit Agreement dated March 3, 1999 by and among the Company, the First National Bank of Chicago and M&I Marshall and Ilsley Bank

10.18 Purchase and Sale Agreement, dated February 9, 1999, among Jason Incorporated, Sealeze Corporation and Olin V. Hyde
10.19 Agreement and Plan of Merger dated as of January 30, 2000, among the Company, Saw Mill Capital Fund II, L.P., Calendar Holdings, Inc., Calendar Acquisition Corp., Vincent L. Martin and Mark Train
10.20 Amendment No. 1 to Agreement and Plan of Merger, dated as of March 13, 2000, among the Company, Saw Mill Capital Fund II, L.P., Calendar Holdings, Inc., Calendar Acquisition Corp., Vincent L. Martin and Mark Train
21.1    Subsidiaries
23.1    Consent of PricewaterhouseCoopers LLP
24.1    Power of Attorney
27      Financial Data Schedule

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the three months ended December 31, 1999.

(c)  Exhibits.
     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules.


                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                             (thousands of dollars)

                                                                      ADDITIONS
                                                          ------------------------------
                                          BALANCE AT       CHARGED TO         ACQUIRED                        BALANCE AT
                                          BEGINNING          COSTS           ALLOWANCES                          END
                                           OF YEAR        AND EXPENSES      AND RESERVES      DEDUCTIONS       OF YEAR
                                         -----------      ------------      ------------      ----------      ----------

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts....      $   1,846        $      600       $           8       $   (349)      $  2,105

YEAR ENDED DECEMBER 25, 1998
Allowance for doubtful accounts....      $     878        $      836       $         335       $   (203)      $  1,846

YEAR ENDED DECEMBER 26, 1997
Allowance for doubtful accounts....      $     847        $      306       $           -       $   (275)      $    878

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JASON INCORPORATED

                                           BY   /s/ Mark Train
                                                --------------------
                                                    Mark Train
                                                Chief Executive Officer

                                           Date:  March 29, 2000


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Train and John J. Hengel, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, were there or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


                       Signature                            Title                                Date
                       ---------                            -----                                ----

                 /s/ Vincent L. Martin         Chairman of the Board and                      March 29, 2000
                 ---------------------------
                 Vincent L. Martin             Director


                 /s/ Mark Train                Chief Executive Officer, President             March 29, 2000
                 ---------------------------   and Director
                 Mark Train


                 /s/John J. Hengel             Vice President Finance (Principal              March 29, 2000
                 ---------------------------   Financial and Accounting Officer)
                 John J. Hengel


                 /s/ Wayne C. Oldenburg        Director                                       March 29, 2000
                 ---------------------------
                 Wayne C. Oldenburg


                 /s/ Wayne G. Fethke           Director                                       March 29, 2000
                 ---------------------------
                 Wayne G. Fethke


                 /s/ Frank W. Jones            Director                                       March 29, 2000
                 ---------------------------
                 Frank W. Jones


                 /s/ David J. Drury            Director                                       March 29, 2000
                 ---------------------------
                 David J. Drury

                                  EXHIBIT INDEX


  Exhibit                                                                            Sequential Page
  Number                                                                                 Number
  -------                                                                            ---------------
    3.1           Articles of Incorporation of the Company, as amended.                    (1)

    3.2           Agreement and Plan of Merger between the Company (formerly               (1)
                  known as Jason Merger Corp.) and its predecessor, Jason
                  Incorporated, a Delaware corporation.

    3.3           By-Laws of the Company, as amended.

    4.1           Specimen Common Stock certificate.                                       (2)

   10.1           Jason Incorporated Deferred Compensation Plan for Employees              (2)
                  dated September 26, 1986.

   10.2           Jason Employee Savings & Profit Sharing Plan effective                   (2)
                  January 1, 1986.

   10.3           Jason Incorporated Management Incentive Compensation Plan                (2)
                  effective January 1, 1987.

   10.4           Jason Incorporated Key Executive Incentive Compensation Plan             (2)
                  effective January 1, 1987.

   10.5           Jason Incorporated 1987 Nonqualified Stock Option Plan dated             (3)
                  April 16, 1987 as amended and restated January 30, 1989.

   10.6           Amendment to Jason Incorporated 1987 Nonqualified Stock
                  Option Plan, effective January 30, 2000.

   10.7           Jason Employee Savings and Profit Sharing Plan                           (3)
                  Modifications:  subsection 7.3(a) of Article VII, section 7.2 of Article VII, section 2.1, section 3.1, section 4.2,
                  section 2.2, section 2.3, section 2.1, section 6.4 and
                  section 3.7.


  Exhibit                                                                            Sequential Page
  Number                                                                                 Number
  -------                                                                            ---------------
   10.8           Jason Incorporated Note Agreement dated as of October 1, 1989            (4)
                  re:  $10,000,000 10.60% Senior Subordinated Notes Due October
                  15, 2000.

   10.9           Purchase and Sale Agreement dated June 28, 1991 for the                  (5)
                  purchase of the assets of Sackner.

   10.10          Purchase and Sale Agreement dated May 31, 1991 for the                   (5)
                  purchase of the assets of Lea.

   10.11          Credit Agreement by and among Jason Incorporated, The First              (6)
                  National Bank of Chicago and the First National Bank of
                  Boston, as amended.

   10.12          Note Agreements dated as of November 15, 1992 re: $16,000,000            (6)
                  7.65% Senior Secured Notes due December 1, 2002.

   10.13          Stock Purchase Agreement between the Company and the majority            (7)
                  stockholders of Koller Industries, Inc.

   10.14          Stock Purchase Agreement between the Company and the minority            (7)
                  stockholders of Koller Industries, Inc.

   10.15          Form of Stock Purchase Agreement executed by the Company in              (8)
                  connection with the January 1994 private placement of common stock.

   10.16          Purchase and Sale Agreement between the Company and Milsco               (9)
                  Manufacturing Company.

   10.17          Second Amended and Restated Credit Agreement dated March 3,
                  1999 by and among the Company, the First National Bank of Chicago and M&I Marshall and Ilsley Bank.


  Exhibit                                                                                        Sequential Page
  Number                                                                                              Number
-------                                                                                          ---------------

   10.18 Purchase and Sale Agreement, dated as of February 9, 1999, among Jason Incorporated, Sealeze Corporation and Olin V.
                  Hyde.

   10.19          Agreement and Plan of Merger dated as of January 30, 2000,                          (10)
                  among the Company, Saw Mill Capital Fund II, L.P., Calendar
                  Holdings, Inc., Calendar Acquisition Corp., Vincent L. Martin
                  and Mark Train.

   10.20          Amendment No. 1 to Agreement and Plan of Merger, dated as of
                  March 13, 2000, among the Company, Saw Mill Capital Fund II,
                  L.P., Calendar Holdings, Inc., Calendar Acquisition Corp.,
                  Vincent L. Martin and Mark Train.

   21.1           Subsidiaries.

   23.1           Consent of PricewaterhouseCoopers LLP.

   24.1           Power of Attorney.                                                                  (11)

   27             Financial Data Schedule.

   (1)            Exhibit incorporated by reference to the Company's Proxy Statement dated (and filed with the Commission on) March 19, 1993.

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

   (4)            Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1989.

   (5)            Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 12, 1991.

   (6)            Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1992.

  Exhibit                                                                            Sequential Page
  Number                                                                                 Number
  ------                                                                                 ------
   (7)            Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 8, 1993.

   (8)            Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1993.

   (9)            Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on January 12, 1995.

   (10)           Exhibit incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 1, 2000.

   (11)           Appears on signature page to this report.