Form 10-Q
period 2000-03-31
JASON INC
filed 2000-05-12
CIK 813471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                   WISCONSIN
                          (State or other jurisdiction
                       of incorporation or organization)
                                   39-1756840
                       (IRS Employer Identification No.)

                     411 EAST WISCONSIN AVENUE, SUITE 2120
                                 MILWAUKEE, WI
                    (Address of principal executive offices)
                                     53202
                                   (Zip Code)

                                 (414) 277-9300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On March 31, 2000 there were outstanding 20,479,627 shares of the Registrant's $.10 par value common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               JASON INCORPORATED

                                   FORM 10-Q

                                 MARCH 31, 2000

                                     INDEX

                                                                PAGE NO.
                                                                --------
PART I. FINANCIAL INFORMATION
Consolidated Statements of Income for the Three Months
  Ended March 31, 2000 and March 26, 1999...................          3
Consolidated Balance Sheets as of March 31, 2000 and
  December 31, 1999.........................................          4
Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2000 and March 26, 1999...................          5
Notes to Consolidated Financial Statements..................      6 - 8
Management's Discussion and Analysis of
  Results of Operations and Financial Condition.............     9 - 12
PART II. OTHER INFORMATION
Item 1 Legal Proceedings....................................         13
Item 2 Changes in Securities and Use of Proceeds............         13
Item 3 Defaults Upon Senior Securities......................         13
Item 4 Submission of Matters to a Vote of
  Security Holders..........................................         13
Item 5 Other Information....................................         13
Item 6 (a) Exhibits.........................................         13
        (b) Reports on Form 8-K.............................         13
Signatures..................................................         14

                               JASON INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in Thousands, Except Earnings per Share)

                                                                   FOR THE THREE MONTHS ENDED
                                                                   ---------------------------
                                                                   MARCH 31,         MARCH 26,
                                                                     2000              1999
                                                                   ---------         ---------
                                                                           (UNAUDITED)
NET SALES...................................................       $121,487          $102,200
COST OF SALES...............................................         93,604            78,985
                                                                   --------          --------
GROSS PROFIT................................................         27,883            23,215
SELLING AND ADMINISTRATIVE EXPENSES.........................         18,118            16,204
                                                                   --------          --------
OPERATING INCOME............................................          9,765             7,011
INTEREST EXPENSE............................................          1,599             1,522
MERGER EXPENSES.............................................          1,631                --
OTHER (INCOME) EXPENSE......................................           (106)             (348)
                                                                   --------          --------
INCOME BEFORE INCOME TAXES..................................          6,641             5,837
PROVISION FOR INCOME TAXES..................................          3,225             2,276
                                                                   --------          --------
NET INCOME..................................................       $  3,416          $  3,561
                                                                   ========          ========
EARNINGS PER SHARE:
  BASIC.....................................................       $   0.17          $   0.18
                                                                   ========          ========
  DILUTED...................................................       $   0.16          $   0.17
                                                                   ========          ========

   The accompanying notes are an integral part of these financial statements.

                               JASON INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                 ---------     ------------
                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents.................................      $  5,261       $  5,304
  Accounts Receivable -- Net................................        63,812         53,099
  Inventories...............................................        47,998         48,801
  Deferred Income Taxes.....................................         6,763          6,763
  Other Current Assets......................................         5,196          6,630
                                                                  --------       --------
       Total Current Assets.................................       129,030        120,597
                                                                  --------       --------
PROPERTY, PLANT AND EQUIPMENT
  Cost......................................................       198,997        195,522
  Less -- Accumulated Depreciation..........................       (96,568)       (92,941)
                                                                  --------       --------
       Property, Plant and Equipment -- Net.................       102,429        102,581
                                                                  --------       --------
INTANGIBLE ASSETS -- NET....................................        86,596         86,648
OTHER ASSETS................................................         2,534          2,071
                                                                  --------       --------
                                                                  $320,589       $311,897
                                                                  ========       ========
LIABILITIES
CURRENT LIABILITIES
  Current Portion of Long-Term Debt.........................      $ 13,046       $ 10,936
  Accounts Payable..........................................        36,327         31,810
  Accrued Compensation and Employee Benefits................        15,445         17,081
  Accrued Interest..........................................         1,385            782
  Accrued Income Taxes......................................         1,014             --
  Other Current Liabilities.................................        15,261         15,203
                                                                  --------       --------
       Total Current Liabilities............................        82,478         75,812
REVOLVING LOAN..............................................        20,395         18,625
OTHER LONG-TERM DEBT........................................        49,954         51,583
POSTRETIREMENT HEALTH AND OTHER BENEFITS....................         6,362          6,317
DEFERRED INCOME TAXES.......................................        16,497         16,903
OTHER LONG-TERM LIABILITIES.................................         1,635          2,288
                                                                  --------       --------
       Total Liabilities....................................       177,321        171,528
                                                                  --------       --------
COMMITMENTS AND CONTINGENCIES...............................            --             --
SHAREHOLDERS' EQUITY
  Common Shares and Additional Contributed Capital..........        36,325         35,968
  Retained Earnings.........................................       109,281        105,865
  Accumulated Other Comprehensive Income (Loss).............        (2,338)        (1,464)
                                                                  --------       --------
       Total Shareholders' Equity...........................       143,268        140,369
                                                                  --------       --------
                                                                  $320,589       $311,897
                                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                               JASON INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                FOR THE THREE MONTHS ENDED
                                                                ---------------------------
                                                                MARCH 31,         MARCH 26,
                                                                  2000              1999
                                                                ---------         ---------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Income From Operations....................................    $  3,416          $  3,561
  Adjustments to Reconcile Income From Operations to Net
     Cash Provided by Operating Activities:
       Depreciation.........................................       4,355             3,972
       Amortization.........................................         996               851
       Deferred Income Taxes................................        (406)           (2,329)
       Increase (Decrease) in Cash, Excluding Effects of
          Acquisitions, Due to Changes In:
       Accounts Receivable..................................     (11,143)           (7,865)
       Inventories..........................................       1,450             1,170
       Other Current Assets.................................       1,423            (1,334)
       Accounts Payable and Accrued Expenses................       4,837             4,654
       Other, Net...........................................        (539)           (1,394)
                                                                --------          --------
       Total Adjustments....................................         973            (2,275)
                                                                --------          --------
  Net Cash Provided By (Used For) Operating Activities......       4,389             1,286
                                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of Property, Plant and Equipment.........      (5,084)           (4,505)
       Disposal of Property, Plant and Equipment............           3                45
       Other, Net...........................................        (114)              (25)
                                                                --------          --------
  Net Cash Provided By (Used For) Investing Activities,
     Excluding Acquisitions.................................      (5,195)           (4,485)
                                                                --------          --------
  Net Cash Provided (Used) Before Financing Activities,
     Excluding Acquisitions.................................        (806)           (3,199)
  Acquisition of Net Assets, Net of Cash Acquired...........      (2,697)          (20,605)
                                                                --------          --------
  Net Cash Provided (Used) Before Financing Activities......      (3,503)          (23,804)
                                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds From Revolving Loan.........................      26,095            26,175
       Repayments of Revolving Loan.........................     (24,325)           (8,575)
       Repayments of Convertible Notes......................          --           (17,057)
       Proceeds From (Repayments of) Other Long-Term Debt,
        Net.................................................       1,333            (5,035)
       Proceeds From Issuance of Common Stock...............         357               135
                                                                --------          --------
  Net Cash Provided By (Used For) Financing Activities......       3,460            (4,357)
                                                                --------          --------
  Net Increase (Decrease) in Cash and Cash Equivalents......         (43)          (28,161)
     Cash And Cash Equivalents, Beginning of Period.........       5,304            30,676
                                                                --------          --------
     Cash And Cash Equivalents, End of Period...............    $  5,261          $  2,515
                                                                ========          ========
CASH PAID FOR:
  Interest..................................................    $  1,059          $  1,041
  Income Taxes..............................................    $    624          $  3,547

   The accompanying notes are an integral part of these financial statements.

                               JASON INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF FINANCIAL STATEMENTS

     Jason Incorporated ("Jason" or the "Company") is a diversified industrial manufacturing company with leading positions in niche markets throughout the world. Jason operates in two business segments: Motor Vehicle Products and Industrial Products. The Company manufactures a wide range of products for numerous industries, and has operations in the U.S. and 11 foreign countries.

     The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements as of March 31, 2000 and March 26, 1999 and for the three month periods then ended are unaudited, however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K.

NOTE 2 -- PROPOSED MERGER TRANSACTION

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

     The Company is expensing certain merger related costs as incurred in connection with the proposed merger transaction. For the three months ended March 31, 2000, Jason recognized merger related expenses of $1.6 million ($.08 per share) incurred for financial advisor, legal and other services. The merger related expenses have been included as a separate line item in the accompanying Consolidated Statements of Income.

     In connection with the proposed merger transaction, three purported class action lawsuits have been filed against the Company and its directors seeking damages and other relief. The Company believes such lawsuits are without merit and intends to defend the lawsuits vigorously.

NOTE 3 -- ACQUISITIONS / DIVESTITURES

     Effective February 28, 2000, the Company completed the acquisitions of California Buff Company, Inc., Global Product Systems, Inc. and the buffing and buffing compound operations of M-C Finishing Supplies for approximately $2.7 million, including acquisition costs. These companies are involved in the manufacture of buffs and buffing compounds, primarily in the Western U.S. These businesses have been integrated into the Company's Industrial Products segment.

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

     Effective February 3, 1999, the Company completed the acquisition of the acoustical insulation manufacturing and molding operations of Lear Corporation based in Colne, England for approximately $1.4 million. This acquisition further expands the Company's European automotive capabilities. This business has been integrated into the Company's Motor Vehicle Products segment.

     The aforementioned acquisitions have been accounted for using the purchase method and, accordingly, operating results are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been recorded as identifiable intangible assets and goodwill.

NOTE 4 -- INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following (in thousands of dollars):

                                                             MARCH 31,     DECEMBER 31,
                                                               2000            1999
                                                             ---------     ------------
                                                            (UNAUDITED)
Raw materials...........................................      $22,282        $20,732
Work in process.........................................        5,742          5,191
Finished goods..........................................       19,974         22,878
                                                              -------        -------
                                                              $47,998        $48,801
                                                              =======        =======

NOTE 5 -- EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income (numerator) and shares (denominator) used in the computations of basic and diluted earnings per common share, respectively, is as follows (unaudited):

                                                                     FOR THE THREE MONTHS ENDED
                                                                           MARCH 31, 2000
                                                              -----------------------------------------
                                                                INCOME          SHARES        PER SHARE
                                                              (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                              -----------    -------------    ---------
BASIC EARNINGS PER COMMON SHARE
  Net income..............................................    $3,416,000      20,452,318        $.17
                                                                                                ----
EFFECT OF DILUTIVE SECURITIES
  Options.................................................            --         419,080
                                                              ----------      ----------
DILUTED EARNINGS PER COMMON SHARE
  Net income..............................................    $3,416,000      20,871,398        $.16
                                                              ----------      ----------        ----

                                                                     FOR THE THREE MONTHS ENDED
                                                                           MARCH 26, 1999
                                                              -----------------------------------------
                                                                INCOME          SHARES        PER SHARE
                                                              (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                              -----------    -------------    ---------
BASIC EARNINGS PER COMMON SHARE
  Net income..............................................    $3,561,000      20,360,294        $.18
                                                                                                ----
EFFECT OF DILUTIVE SECURITIES
  Options.................................................            --         342,586
                                                              ----------      ----------
DILUTED EARNINGS PER COMMON SHARE
  Net income..............................................    $3,561,000      20,702,880        $.17
                                                              ----------      ----------        ----

NOTE 6 -- COMPREHENSIVE INCOME

     Total Comprehensive Income amounted to $2,542,000 and $3,196,000 for the three months ended March 31, 2000 and March 26, 1999, respectively. Total Comprehensive Income for the three months ended March 31, 2000 is comprised of net income of $3,416,000 and Other Comprehensive Income (Loss) of ($874,000). Total Comprehensive Income for the three months ended March 26, 1999 is comprised of net income of $3,561,000 and Other Comprehensive Income (Loss) of ($365,000). Other Comprehensive Income (Loss) is comprised entirely of foreign currency translation adjustments.

NOTE 7 -- SEGMENT INFORMATION

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

                                                               THREE MONTHS ENDED
                                                             ----------------------
                                                             MARCH 31,    MARCH 26,
                                                               2000         1999
                                                             ---------    ---------
                                                                  (UNAUDITED)
Net Sales:
  Motor Vehicle Products.................................    $ 66,050     $ 55,967
  Industrial Products....................................      55,437       46,233
                                                             --------     --------
                                                             $121,487     $102,200
                                                             ========     ========
Operating Income:
  Motor Vehicle Products.................................    $  7,478     $  5,569
  Industrial Products....................................       3,017        2,145
                                                             --------     --------
                                                               10,495        7,714
  Corporate and Other Expenses...........................        (730)        (703)
                                                             --------     --------
                                                             $  9,765     $  7,011
                                                             ========     ========

                                                             MARCH 31,    MARCH 26,
                                                               2000         1999
                                                             ---------    ---------
                                                                  (UNAUDITED)
Identifiable Assets:
  Motor Vehicle Products.................................    $141,687     $129,190
  Industrial Products....................................     170,116      159,809
  Corporate..............................................       8,786        8,145
                                                             --------     --------
                                                             $320,589     $297,144
                                                             ========     ========

                               JASON INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to the three months ended March 26, 1999:

     Net Sales. Net sales for the three months ended March 31, 2000 increased by 18.9% from $102.2 million for the three months ended March 26, 1999 to $121.5 million. Sales of the Motor Vehicle Products segment increased by 18.0% from $56.0 million to $66.1 million. Sales of the Industrial Products segment increased by 19.9% from $46.2 million to $55.4 million.

     The higher Motor Vehicle Products sales were the result of sales increases in both the automotive acoustical fiber insulation and seating businesses. Automotive acoustical fiber insulation sales increased by 22.7%. The automotive industry in North America built 7.4% more vehicles in the first quarter of 2000 compared to the first quarter of 1999. Additionally, automotive acoustical fiber insulation sales were favorably impacted by an increase in the Company's content per vehicle in North America resulting from improved sales of Marabond(R) moldable insulation products compared to the prior year and from increased sales from the Company's U.K. operation which was acquired in February 1999. Sales in the seating business were up 32.4% in 2000 compared to the prior year due principally to higher sales to Harley-Davidson and to the construction equipment and turf care industries. These increases were partially offset by a decline in specialty nonwovens sales resulting from the timing of production levels on certain large programs which adversely impacted the first quarter of 2000 on a comparative basis.

     The Industrial Products sales increase in the first quarter of 2000 compared with the prior year resulted from an 18.5% increase in industrial consumable products sales and a 22.9% increase in industrial components products sales. The industrial consumable products sales increase was due to higher sales levels achieved by the Company's JacksonLea buff and compound operation and by the Jason Brush Group. Additionally, the February 28, 2000 acquisitions of California Buff Company, Inc., Global Product Systems, Inc. and the buffing and compound operations of M-C Finishing Supplies, the December 1, 1999 acquisition of Sinjet System AB and the February 9, 1999 acquisition of Sealeze Corporation had the effect of increasing first quarter 2000 industrial consumables sales by approximately $4.5 million or 14.8% over the same period of the prior year. Sales for the components business were stronger for assembled products, expanded metal and wire forms but weaker for stampings.

     Operating Income. Operating income for the three months ended March 31, 2000 increased by 39.3% from $7.0 million for the three months ended March 26, 1999 to $9.8 million. Operating income for the Motor Vehicle Products segment improved from $5.6 million in the first quarter of 1999 to $7.5 million. Operating income for the Industrial Products segment increased from $2.1 million in the first quarter of 1999 to $3.0 million.

     The increase in Motor Vehicle Products operating income was due to higher volume and related margins in the North American automotive operations, as discussed above, as well as improvements achieved through increased volumes and efficiencies at the Company's U.K. and German operations. Higher operating income was also generated by the seating business due to increased 2000 sales levels and improved operating efficiencies resulting from the conversion to cellular manufacturing. These increases in operating income were partially offset by a decrease in first quarter 2000 operating income in the specialty nonwovens business caused by lower sales levels experienced by this unit.

     The increase in Industrial Products 2000 operating income over the same period of the prior year was due to higher volume in the Company's existing JacksonLea, Jason Brush Group and Jason Components Group operations and to operating income generated by the recent acquisitions discussed above.

     Corporate Expenses. Corporate expenses of $0.7 million for the first quarter of 2000 were at approximately the same level as incurred in the first quarter of 1999.

     Merger Expenses. During the first quarter of 2000 the Company incurred financial advisor, legal and other costs totaling $1.6 million in connection with the proposed merger. The Company expects to incur additional merger related costs in the second quarter of 2000.

     Interest Expense. Interest expense increased slightly from $1.5 million in the first quarter of 1999 to $1.6 million due to higher average debt levels during the first quarter of 2000 as compared to 1999. The increase in average debt levels is primarily a result of borrowings used to finance the four acquisitions completed since January 1999. The total purchase price for these acquisitions was $31.5 million, including acquisition costs and debt assumed. The increase in debt levels resulting from these acquisitions has been offset by cash generated from operations during the past year.

     Income Taxes. The Company's effective income tax rate for the first quarter of 2000 increased from 39.0% for the first quarter of 1999 to 48.6% as certain of the merger expenses incurred during the first quarter of 2000 are not deductible for tax purposes.

NEW ACCOUNTING STANDARDS

     In September 1999, the Emerging Issues Task Force reached a final consensus with respect to Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." This consensus provides guidance as to whether design and development costs related to long-term supply arrangements should be expensed or capitalized and is effective for design and development costs incurred after December 31, 1999. The effect of the adoption of this consensus on the Company's earnings and financial condition was not significant.

FUTURE ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivative instruments be recorded in the Consolidated Balance Sheets at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. In June 1999, the statement's effective date was delayed by one year and will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The effect of adoption of this statement on the Company's earnings and financial condition is expected to be minimal.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 2000, the Company satisfied the capital requirements of its operations with internally generated funds. For the foreseeable future, the Company believes it will generate funds from operations to meet the capital requirements of its existing operations. In March 1999, the Company entered into a new $50 million credit agreement with its two banks. As of March 31, 2000, the Company had available unused borrowing capacity of $27.7 million under this bank revolving loan facility. During the first three months of 1999, the Company also satisfied the capital requirements of its operations with internally generated funds. The Company's cash balance totaled $30.7 million at the end of 1998 and was used in the first quarter of 1999 to repay the $17.1 million balance outstanding on the convertible notes which became due on January 3, 1999 and to partially finance two acquisitions completed during that quarter.

     During the first three months of 2000, working capital increased by $1.8 million from $44.8 million at December 31, 1999 to $46.6 million at March 31, 2000. This increase in working capital is primarily the result of increased accounts receivable levels caused by the timing of collections from certain larger customers in the Motor Vehicle Products segment.

     During the first three months of 2000, the Company generated $4.4 million in cash from operations. The Company anticipates generating additional cash flow from operations during the balance of the year.

     In the first three months of 2000 and 1999, the Company made capital expenditures of $5.1 million and $4.5 million, respectively. The major 2000 expenditures were in the Motor Vehicle Products segment for equipment and facilities at Janesville Products to support new programs and to improve efficiency and in the Industrial Products segment for equipment and facilities at the Jason Brush Group and the Jason Components Group to support new programs and improve efficiency. The major 1999 expenditures were in the Motor Vehicle Products segment for equipment at Janesville Products and Sackner to support new programs and to improve efficiency. During 1999 the Company committed to undertake major facilities expansions for its German brush operations, its U.K. seating operations and its domestic automotive acoustical fiber insulation operations. These projects as well as the ongoing capital requirements of new programs and plant modernization activities, are expected to result in capital expenditures in 2000 exceeding the amount incurred in 1999.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing interest rates on the majority of the Company's long-term debt. Fluctuation in commodity prices, for example steel and cotton cloth, are managed by strategic purchasing which generally provides the time necessary to allow for price increases to customers, where appropriate. In rare situations where commitments are made for extended periods (more than 60 days), outside of functional currencies, for example, a commitment to purchase European equipment for use in a U.S. plant which will take six months to deliver, exposure is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of derivative financial instruments and are used only where there is an underlying exposure and not for trading or speculative purposes. At March 31, 2000 there were no outstanding hedging transactions.

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

FORWARD-LOOKING STATEMENTS

     When used in this report, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those contemplated in such forward-looking statements. Important assumptions and factors that could cause actual results to differ materially from those contemplated, projected, forecasted, estimated or budgeted in, or expressed or implied by, such forward-looking statements include industry trends, currency fluctuations, the success of new product introductions, general economic and business conditions in the markets the Company serves and actions of competitors which may affect the Company's ability to obtain orders. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                    PART II
                               OTHER INFORMATION

ITEM 1 Legal Proceedings:

     In February 2000, three purported class action lawsuits (collectively, the "Complaints") were filed in the Circuit Court of the State of Wisconsin for Milwaukee County under the captions Harbor Finance Partners v. Vincent L. Martin, et al, (Case No. 00CV000907, filed on February 1, 2000), Bruce Robbin v. Jason Incorporated, et al, (Case No. 00CV000953, filed on February 2, 2000) and George Swogger v. Jason Incorporated, et al (Case No. 00CV001322, filed on February 15, 2000). Each Complaint was filed by an alleged shareholder of the Company against the Company, Vincent L. Martin, Chairman of Jason, Mark Train, Chief Executive Officer and President of Jason (together the "Management Shareholders"), and each member of the Special Committee of the Board of Directors. The Complaints, which are substantially similar to each other, allege, among other things, that the price to public shareholders of $11.25 per share in the acquisition (Refer to Part I of this Form 10-Q) is inadequate. The Complaints seek, among other things, an order which certifies that the lawsuits may be maintained as class actions, prevents the merger from being completed, rescinds the merger in the event the merger is consummated, awards unspecified compensatory damages to the members of the purported class, and awards the named plaintiffs their costs, including counsel and expert fees.

     The Special Committee of the Board of Directors, the Company and the Management Shareholders all believe the Complaints are without merit and intend to defend the lawsuits vigorously.

ITEM 2 Changes in Securities and Use of Proceeds -- None

ITEM 3 Defaults Upon Senior Securities -- None

ITEM 4 Submission of Matters to a Vote of Security Holders -- None

ITEM 5 Other Information -- None

ITEM 6 (a) Financial Data Schedule

       (b) Reports on Form 8-K:

        During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated January 30, 2000 that included information regarding the signing of a definitive merger agreement dated January 30, 2000 providing for the acquisition of the Company by a group consisting of Jason's senior management and Saw Mill Capital Fund II, LP, an affiliate of Saw Mill Capital LLC, a New York based private equity firm.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          JASON INCORPORATED (Registrant)
                                          by
                                          --------------------------------------
                                          John J. Hengel
                                          Vice President -- Finance
                                          (Chief Financial Officer)